Form 10-Q
period 2002-03-31
QUINTON CARDIOLOGY SYSTEMS INC
filed 2002-06-20
CIK 1166409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission File Number 000-49755

QUINTON CARDIOLOGY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

California (State of Incorporation)	94-3300396 (IRS Employer Identification No.)

3303 Monte Villa Parkway
Bothell, Washington 98021
(Address of principal executive offices)

(425) 402-2000
(Registrant’s telephone number)

Indicated by check ✓ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☑

As of June 18, 2002, 11,919,718 shares of the issuer’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2001	2002

	(in thousands, except share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$218	$430
Accounts receivable, net of allowance for doubtful accounts	6,123	6,162
Inventories	6,161	5,757
Prepaid expenses and other current assets	626	632

Total current assets	13,128	12,981
Machinery and equipment, net of accumulated depreciation	3,165	2,969
Patents, net of accumulated amortization	173	142
Investment in unconsolidated entity	1,000	1,000
Other non-current assets	—	388

Total assets	$17,466	$17,480

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Line of credit	$4,471	$4,777
Accounts payable	4,029	4,516
Accrued liabilities	2,548	3,028
Warranty reserve	1,269	1,160
Deferred revenue	3,556	3,830
Putable warrants	705	705

Total current liabilities	16,578	18,016
Sublease liability	831	623

Total liabilities	17,409	18,639

Shareholders’ Equity (Deficit):
Preferred stock (50,000,000 shares authorized):
Series A convertible preferred stock, no par value, aggregate liquidation preferences of $12,230 at December 31, 2001 and March 31, 2002, 12,454,545 shares designated, 12,230,000 shares issued and outstanding at December 31, 2001 and March 31, 2002	12,230	12,230
Series B convertible preferred stock, no par value, aggregate liquidation preferences of $865 at December 31, 2001 and March 31, 2002, 6,000,000 shares designated, 865,000 shares issued and outstanding at December 31, 2001 and March 31, 2002	865	865
Common stock (100,000,000 shares authorized):
No par value, 677,275 and 678,073 shares issued and outstanding at December 31, 2001 and March 31, 2002, respectively	3,490	3,490
Deferred stock compensation	(287)	(252)
Accumulated deficit	(16,241)	(17,492)

Total shareholders’ equity (deficit)	57	(1,159)

Total liabilities and shareholders’ equity (deficit)	$17,466	$17,480

The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,

	2001	2002

	(in thousands, except share
	and per share amounts)
Revenues:
Systems	$7,703	$8,166
Service	2,375	2,223

Total revenues	10,078	10,389

Cost of Revenues:
Systems	4,941	5,045
Service	1,311	1,191

Total cost of revenues	6,252	6,236

Gross profit	3,826	4,153

Operating Expenses:
Research and development	1,494	1,353
Sales and marketing	2,246	2,453
General and administrative, excluding stock-based compensation	1,284	1,483
Stock-based compensation	139	35

Total operating expenses	5,163	5,324

Operating loss	(1,337)	(1,171)

Other Income (Expense):
Interest expense, net	(88)	(73)
Other income (expense), net	(6)	3

Total other expense	(94)	(70)

Loss before income taxes	(1,431)	(1,241)
Income tax benefit (provision)	211	(10)

Net loss	$(1,220)	$(1,251)

Basic and diluted net loss per share	$(2.01)	$(1.91)

Pro forma basic and diluted net loss per share	$(0.17)	$(0.17)

Weighted average shares used to compute basic and diluted net loss per share	605,460	656,609

Weighted average shares used to compute pro forma basic and diluted net loss per share	7,244,807	7,295,956

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,

	2001	2002

	(in thousands)
Operating Activities:
Net loss	$(1,220)	$(1,251)
Adjustments to reconcile net loss to net cash from operating activities—
Depreciation and amortization	290	291
Loss on sale of equipment	36	9
Non-cash other income	(30)	—
Amortization of deferred stock compensation	139	35
Changes in operating assets and liabilities:
Accounts receivable	1,250	(39)
Inventories	(126)	404
Prepaid expenses and other assets	(327)	(28)
Income taxes receivable	1,209	—
Accounts payable	633	121
Accrued liabilities and sublease liability	31	272
Warranty reserve	(44)	(109)
Deferred revenue	(125)	274

Net cash flows from operating activities	1,716	(21)

Investing Activities:
Purchases of machinery and equipment	(105)	(73)

Net cash flows from investing activities	(105)	(73)

Financing Activities:
Proceeds from (repayments of) line of credit, net	(1,587)	306
Repurchase of shares in connection with termination	(94)	—

Net cash flows from financing activities	(1,681)	306

Net change in cash and cash equivalents	(70)	212
Cash and cash equivalents, beginning of period	423	218

Cash and cash equivalents, end of period	$353	$430

Supplemental disclosure of cash flow information:
Cash paid for interest	$115	$74

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

     QIC Holding Corp., a California corporation, changed its name to Quinton Cardiology Systems, Inc. (“Quinton”) in February 2002. Quinton and its subsidiaries are referred to herein as the Company. The Company develops, manufactures, markets and services a family of diagnostic cardiology systems used in the diagnosis, treatment and rehabilitation of patients with heart disease.

2. Summary of Significant Accounting Policies

     Basis of Presentation

     The condensed financial statements present the Company on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. The condensed balance sheet dated March 31, 2002, the condensed statements of operations for the three months ended March 31, 2001 and 2002 and the condensed statements of cash flows for the three months ended March 31, 2001 and 2002 have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The notes to the audited consolidated financial statements included in the Company’s registration statement dated February 22, 2002, as amended, on Form S-1 under the Securities Act of 1933 (Registration No. 333-83272) for the fiscal year ended December 31, 2001 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this report. These condensed financial statements should be read in conjunction with the audited financial statements dated December 31, 2001 and the notes thereto. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company for the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period. All share information in these financial statements gives effect to a 1 for 2.2 reverse stock split, which was effected in April 2002.

     Initial Public Offering and Pro Forma Amounts

     In May 2002, the Company consummated a public offering of its common stock as more fully described in its registration statement dated May 6, 2002 filed with the Securities and Exchange Commission. In the offering, the Company sold 4,000,000 shares of common stock at a price of $7.00 per share. In June 2002, the underwriters of the offering exercised their over-allotment option to purchase an additional 600,000 shares at $7.00 per share. Proceeds from the offering, including the over-allotment shares, were approximately $29.5 million, net of underwriting discounts and offering expenses. As a result of the consummation of the offering, all of the convertible preferred stock outstanding prior to the closing was automatically converted into an aggregate of 6,639,347 shares of common stock. The weighted average shares used to compute pro forma basic and diluted net loss per share for the three months ended March 31, 2002 is presented in the accompanying condensed consolidated statement of operations as if the outstanding preferred stock had been converted to common stock at the original date of issuance (reflecting the impact of the 1 for 2.2 reverse stock split, which was effected in April 2002).

     Weighted Average Common Shares

     The following table sets forth the computation of basic and diluted weighted average common shares outstanding for the periods ended March 31, 2001 and 2002:

	March 31,

	2001	2002

Shares (denominator basic and diluted):
Weighted average common shares outstanding	847,849	677,456
Less: weighted average shares subject to repurchase	(242,389)	(20,847)

Denominator for basic and diluted calculation	605,460	656,609

Weighted average effect of pro forma conversion of securities:
Denominator for basic and diluted calculation	605,460	656,609
Series A convertible preferred stock	6,246,168	6,246,168
Series B convertible preferred stock	393,179	393,179

Denominator for pro forma basic and diluted loss per share	7,244,807	7,295,956

     For the three months ended March 31, 2001 and 2002, 8,091,588 and 7,955,682, respectively, shares of common stock subject to repurchase, stock options, warrants, and common stock issuable upon conversion of outstanding preferred stock were excluded from the computation of diluted loss per share, as their impact was antidilutive. The pro forma diluted loss per share for the three months ended March 31, 2002 excluded 1,316,335 potential common shares.

     Use of Estimates

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. These estimates include assessing the collectability of accounts receivable, the saleability and recoverability of inventory, the adequacy of warranty reserves, the realizability of investments, the realization of deferred tax assets and useful lives of tangible and intangible assets, among others. The market for the Company’s products is characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future realizability of the Company’s assets. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

     Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets” (effective for the Company on January 1, 2002). SFAS 141 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows. Since the Company’s intangible assets are limited to patents with a net book value of $142,000 as of March 31, 2002, and are amortized over 5 years, SFAS 142 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS 143 is effective for the Company’s 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 143 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. SFAS 144 is effective for the Company’s 2002 fiscal year. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

3. Inventories

     Inventories are stated at the lower of weighted-average cost or market and are comprised of the following as of December 31, 2001 and March 31, 2002 (amounts in thousands):

	December 31,	March 31,
	2001	2002

Raw materials	$2,037	$2,026
Work in progress	574	614
Finished goods	3,550	3,117

Total Inventories	$6,161	$5,757

4. Borrowings

     Borrowings under the Company’s bank line of credit were limited at both December 31, 2001 and March 31, 2002 to the lesser of $7,500,000 or an amount based on eligible accounts receivable and eligible inventories. Substantially all of the Company’s assets were collateral for the line of credit. This line of credit carried an interest rate of the bank’s prime rate plus 2.0% (which was 6.75% at March 31, 2002). As of March 31, 2002, the Company had borrowed $4,777,000 and had capacity to borrow an additional $530,000 based on eligible accounts receivable and eligible inventory. On May 10, 2002, the balance of the credit line was repaid with proceeds from the initial public offering. The current line of credit expired on June 5, 2002.

5. Putable Warrants

     In connection with a loan in 1998, the Company issued warrants to purchase 123,536 shares of Series A convertible preferred stock with an exercise price of $0.01 per share which were immediately exercisable. Upon completion of our initial public offering, the conversion rights associated with our Series A convertible preferred stock resulted in the warrants being exercisable for 63,092 shares of common stock at an exercise price equal to $0.02 per share (taking into account the 1 for 2.2 reverse stock split effected in April 2002). At the holders’ option, the Company is required to make a cash payment to the holder equal to the fair market value of the shares issuable upon conversion of the warrants. At the initial public offering price of $7.00 per common share, the fair value of this liability was approximately $440,000.

6. Income Taxes

     The benefit from (provision for) income taxes is as follows (amounts in thousands):

	For the three months ended
	March 31,

	2001	2002

Current
Federal	$211	$—
State	—	(10)

Total benefit (provision)	$211	$(10)

     During the three months ended March 31, 2001 the Company recognized a tax benefit for additional amounts refunded from the payment of taxes on the sale of the Company’s fitness business in 1999 through the ability to carry back tax losses generated subsequent to the sale. During 2000, the Company recorded an estimated income tax receivable of $1,209,000 related to the refund of tax payments made on the sale of the fitness business. During the three months ended March 31, 2001, the Company received a tax refund of $1,420,000 and recorded a corresponding tax benefit of $211,000. A valuation allowance has been recorded for the net balance of the deferred tax assets as a result of uncertainties regarding realization of the asset. The tax benefit recorded in the three months ended March 31, 2001 resulted from reduction of the valuation allowance as a result of the refund.

7. Contingencies

     Legal Matters

     In July 1998, the Company signed an Original Equipment Manufacturer and Distributor Agreement with Zymed, Incorporated (“Zymed”), a related party. This agreement provided for the purchase of certain Holter monitoring systems, and appointed the Company exclusive distributor of such products in the United States and Canada for a period of five years. In the third quarter of 2000 the Company received a notice of termination of this agreement from Zymed based on the alleged inability of the parties to agree on pricing and volume requirements as set forth in the agreement. This notice of termination provided for a 180 day notice period that expired in February 2001.

     The Company has disputed this notice of termination, and has filed suit in the State of Washington principally citing a claim for breach of contract. The Company is seeking monetary damages and other remedies available under the law. The products supplied under this agreement represented a significant portion of the Company’s revenues, approximately 12.0% in 2000 and 3.0% in 2001. The Company has made a significant effort to mitigate the impact of this termination by entering into contracts with other suppliers. The Company has incurred, and may continue to incur, significant legal expenses related to the litigation of this dispute, which may or may not be recoverable. A trial date for this matter has been set for September 18, 2002.

     The Company is a defendant in various other legal matters arising in the normal course of business. In the opinion of management, the ultimate resolution of these other matters is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including future results of operations or financial position, made in this Quarterly Report on Form 10-Q, are forward looking. We use words such as anticipate, believe, expect, future, intend and similar expressions to identify forward looking statements. These forward looking statements reflect management’s current expectations and involve risks and uncertainties. Our actual results could differ materially from results that may be anticipated by such forward-looking statements. The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below and those discussed elsewhere in this report and those discussed in our registration statement on Form S-1 (Registration No. 333-83272) filed on February 22, 2002, as amended. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings made with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Critical Accounting Estimates

     The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including those affecting revenues, the allowance for doubtful accounts, the salability and recoverability of inventory, warranty reserves, the carrying value of our investments, income taxes, putable warrants and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues

     Revenues for the three months ended March 31, 2002 increased approximately $311,000, or 3.1%, to $10,389,000 from $10,078,000 for the comparable period in 2001. Systems revenue increased by $463,000, or 6.0%, to $8,166,000 in 2002 from $7,703,000 in 2001. The increase in systems revenues resulted primarily from an increase in stress test systems revenues of $1,523,000, which was attributable to the release in April 2001 of our new version of this product. The increase in stress test systems revenues was offset by decreases in Holter monitoring system sales, consumables sales and telemetry system sales of approximately $647,000, $225,000 and $148,000, respectively. The decrease in Holter monitor systems sales was due to the interruption in Holter component supplies when we transitioned to a new supplier. The decrease in consumables sales was attributable to reduced volume of electrodes sales. Telemetry system sales decreased as customers were waiting for the release of our new telemetry product due for release in the second quarter of 2002. Service revenues decreased by $152,000, or 6.4%, to $2,223,000 in 2002 from $2,375,000 in 2001. This decrease was primarily the result of reduced volume of spare parts sales driven, in part, by the replacement by some of our customers of aging equipment with newer models.

Gross Profit

     Gross profit for the three months ended March 31, 2002 increased approximately $327,000, or 8.5%, to $4,153,000 from $3,826,000 for the comparable period in 2001. Gross profit from systems increased approximately $359,000, or 13.0%, to $3,121,000 in 2002 from $2,762,000 in 2001 and gross profit from service decreased approximately $32,000, or 3.0%, to $1,032,000 in 2002 from $1,064,000 in 2001. Systems gross margin increased to 38.2% in 2002 compared with 35.9% in 2001 primarily due to an increase in stress test systems sales volume spread over a partially fixed overhead cost base. Service gross margin increased, despite a decrease in revenues, to 46.4% in 2002 compared with 44.8% in 2001. This was due primarily to lower average material costs of spare parts.

Operating Expenses

     Research and development expenses for the three months ended March 31, 2002 decreased approximately $141,000, or 9.4%, to $1,353,000 from $1,494,000 for the comparable period in 2001. As a percentage of revenues, research and development expenses decreased to 13.0% in 2002 from 14.8% in 2001. The decrease, in terms of both dollars and as a percentage of revenue, resulted primarily from a decrease in the use of outside engineering services, partially offset by an increase in internal research and development staffing.

     Sales and marketing expenses for the three months ended March 31, 2002 increased approximately $207,000, or 9.2%, to $2,453,000 from $2,246,000 for the comparable period in 2001. As a percentage of revenues, sales and marketing expenses increased to 23.6% in 2002 from 22.3% in 2001. The increase, in terms of both dollars and as a percentage of revenues, resulted primarily from an increase in staffing related to the recent introduction of new products into the market.

     General and administrative expenses, excluding stock-based compensation, for the three months ended March 31, 2002 increased approximately $199,000, or 15.5%, to $1,483,000 from $1,284,000 for the comparable period in 2001. As a percentage of revenues, general and administrative expenses, excluding stock-based compensation, for the three months ended March 31, 2002 increased to 14.2% from 12.7% for the comparable period in 2001. The increase in general and administrative expenses, excluding stock based compensation, in terms of both dollars and as a percentage of revenues was caused primarily by an increase of $280,000 in legal expenses associated with litigation against a former supplier, partially offset by reductions in other areas.

     Stock-based compensation expense for the three months ended March 31, 2002 decreased approximately $104,000 to $35,000 from $139,000 for the comparable period in 2001. The charges in 2001 relate primarily to variable compensation expense recorded on issued stock options. We expect to record stock-based compensation expense in the remaining quarters of 2002 at levels similar to the amount recorded in the first quarter of 2002.

Operating Loss

     Operating loss for the three months ended March 31, 2002 decreased by approximately $166,000, or 12.4%, to $1,171,000 from $1,337,000 for the comparable period in 2001. The decrease in operating loss was attributable primarily to an increase in gross profit of $327,000, offset by increases in operating expenses of $161,000, both due to factors noted above.

Other Expense

     Total other expense for the three months ended March 31, 2002 decreased $24,000, or 25.5%, to $70,000 from $94,000 for the comparable period in 2001. This decrease was primarily the result of a decrease in net interest expense of approximately $15,000 caused by a lower average interest rate on outstanding borrowings under our bank line of credit.

Income Tax Benefit

     For the three months ended March 31, 2001, we recorded an income tax benefit of $211,000 for additional amounts refunded from the payment of taxes on the sale of our fitness business in 1999 as a result of our ability to carry back tax losses generated subsequent to the sale. For the three months ended March 31, 2002, we had no such income tax benefit.

Liquidity and Capital Resources

     We have required cash to fund our operations and for working capital purposes. Historically, our primary sources of financing have been borrowings from a commercial bank and proceeds from the sale of convertible preferred stock. In May and June of 2002, we received proceeds from our recent initial public offering.

     We maintained a $7,500,000 credit facility originally entered into in June 1998 with Silicon Valley Bank subject to certain accounts receivable and inventory provisions. This facility had a one year term which expired June 5, 2002, and all borrowings under this facility were classified as current liabilities. As of March 31, 2002, $5,307,000 was available under this credit facility, of which $4,777,000 was outstanding. Outstanding balances under this facility bore interest at the bank’s prime lending rate plus 2.0%. The outstanding balance of this facility was repaid in May 2002 with the proceeds of our initial public offering. We decided not to renew this facility due to the successful completion of our initial public offering.

     For the three months ended March 31, 2002, we used cash of $21,000 in operating activities. This cash flow resulted from a $916,000 loss excluding non-cash expenses, offset by a reduction of our working capital of $895,000. The reduction in our working capital was primarily caused by an increase in our accounts payable and accrued liabilities, net of increases in prepaid expenses and other assets, and a decrease in inventory. For the three months ended March 31, 2001, we generated cash from operating activities of $1,716,000, resulting primarily from a $1,420,000 tax refund.

     We incurred $1,494,000 and $1,353,000 of research and development expenses during the three months ended March 31, 2001 and 2002, respectively. We expect to continue incurring research and development expenses based on the continued availability of capital resources, including the proceeds of our initial public offering. We prioritize our research and development spending to continue development of new product versions and to meet the changing requirements of our customers. As a result, we expect our research and development expenses to continue to be significant in the future.

     Net cash used in investing activities was $105,000 and $73,000 for the three months ended March 31, 2001 and 2002, respectively. The amounts in both years were used for capital expenditures. We anticipate our capital expenditures will increase somewhat during 2002 primarily to fund the purchase and conversion of an enterprise resource planning system.

     Net cash from financing activities for the three months ended March 31, 2002 of $306,000 resulted from borrowings on our line of credit. Net cash used for financing activities for the three months ended March 31, 2001 resulted from repayment of bank debt of $1,587,000 and the repurchase of $94,000 of shares issued upon early exercise of options under our stock option plan in connection with an employee termination.

     Ongoing working capital requirements have historically required bank borrowings that utilize a significant portion of our borrowing availability under the bank line of credit. Although there is no certainty, we anticipate that proceeds from our initial public offering, together with our operating cash flow, will be sufficient to meet operating expenses, working capital requirements, capital expenditures and other obligations for at least 12 months. We may be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. In addition, we periodically evaluate potential acquisitions of technology or businesses that complement or expand our existing business or that may enable us to expand into new markets. Future acquisitions may require additional debt, equity financing or both. We may not be able to obtain any additional financing, or may not be able to obtain additional financing on acceptable terms.

Subsequent Events

Initial Public Offering

     In May 2002, we consummated an initial public offering of our common stock. In the offering, we sold 4,000,000 shares of our common stock at a price of $7.00 per share. In addition, in June 2002, the underwriters of the offering exercised their over-allotment option to purchase an additional 600,000 shares at $7.00 per share. Proceeds from the offering, including the over-allotment shares, were approximately $29.5 million, net of underwriting discounts and offering expenses. The principal purposes of the offering were to obtain additional working capital and to establish a public market for our common stock. In May 2002, we used approximately $4,500,000 of the offering proceeds to repay the outstanding balance under our line of credit. Although we currently have no specific plans for the application of a significant portion of the remaining net proceeds, we expect to use the remaining net proceeds from this offering:

•	To acquire complementary businesses, product lines, assets or technologies;

•	To fund product research and development;

•	To expand international sales efforts; and

•	For working capital and other general corporate purposes.

     We will have significant discretion in the use of the net proceeds of the offering, including with respect to net proceeds used to acquire complementary businesses, product lines, assets or technologies.

Certain Factors that May Affect Future Results

The unpredictability of our quarterly revenues and operating results may cause the trading price of our stock to decrease.

     Our quarterly revenues and operating results have varied in the past and may continue to vary in the future due to a number of factors, many of which are outside of our control. Factors contributing to these fluctuations include:

•	changes in our ability to obtain products and product components that are manufactured for us by third parties, such as treadmills and Holter monitors, as well as variations in prices of these products and product components;

•	increased expenses we may incur in connection with ongoing litigation with a former supplier of our Holter monitor systems;

•	delays in the development or commercial introduction of new versions of products and systems;

•	our ability to attain and maintain production volumes and quality levels for our products and product components;

•	the impact of acquisitions, divestitures and other significant corporate events;

•	effects of domestic and foreign economic conditions on our industry and/or customers;

•	adoption of our system-oriented sales approach;

•	changes in the demand for our products and systems;

•	varying sales cycles that can take up to a year or more;

•	changes in the mix of products and systems we sell;

•	unpredictable budgeting cycles of our customers;

•	delays in obtaining regulatory clearance for new versions of our products and systems;

•	increased product and price competition;

•	the impact of regulatory changes on the availability of third-party reimbursement to customers of our products and systems;

•	the loss of key sales personnel or distributors; and

•	seasonality in the sales of our products and systems.

     Due to the factors summarized above, we believe that period-to-period comparisons of our operating results are not a good indication of our future performance and should not be relied on to predict future operating results. Also, it is possible that, in future periods, our operating results will not meet the expectations of public market analysts or investors. In that event, the price of our common stock may decrease.

Failure to keep pace with changes in the marketplace may cause us to lose market share and our revenues may decrease.

     The marketplace for diagnostic cardiology systems is characterized by rapid change and technological innovation, requiring suppliers in the market to regularly update product features and incorporate new technologies in order to remain competitive. In developing and enhancing our products we have made, and will continue to make, assumptions about which features, technology standards and performance criteria will be attractive to, or demanded by, our customers. If we implement features, standards and performance criteria that are different from those required by our customers or if our competitors introduce products and systems that better address these needs, market acceptance of our offerings may suffer or may become obsolete. In that event, our market share and revenues would likely decrease.

Failure to develop and commercialize new versions of our products would cause our operating results to suffer.

     To be successful, we must develop and commercialize new versions of our products. Our products are technologically complex and must keep pace with rapid and significant technological change, comply with rapidly evolving industry standards and government regulations, and compete effectively with new product introductions of our competitors. Accordingly, many of our products require significant planning, design, development and testing at the technological, product and manufacturing process levels. Our success in developing and commercializing new versions of our products is affected by our ability to:

•	accurately assess customer needs;

•	develop products that are easy to use;

•	minimize the time required to obtain, as well as the costs of, required regulatory clearance or approval;

•	price competitively;

•	manufacture and deliver on time;

•	accurately predict and control costs associated with manufacturing, installation, warranty and maintenance;

•	manage customer acceptance and payment;

•	limit demands by our customers for retrofits; and

•	anticipate and compete effectively with our competitors’ efforts.

     The rate of market acceptance of our current or future products and systems using our recently-introduced Microsoft Windows-based software platform may impact our operating results. In addition, we may experience design, manufacturing, marketing or other difficulties that could delay or prevent our development, introduction or marketing of new versions of our products. Such difficulties and delays could cause our development expenses to increase and harm our operating results.

If market conditions cause us to reduce the selling price of our products and systems, or our market share is negatively affected by the activities of our competitors, our margins and operating results will decrease.

     The selling price of our products and systems and the extent of our market share is subject to market conditions. Market conditions that could impact these aspects of our operations include:

•	delays in product launches;

•	lengthening of buying or selling cycles;

•	the introduction of competing products;

•	price reductions by our competitors;

•	development of more effective products by our competitors;

•	hospital budgetary constraints; and

•	changes in the reimbursement policies of government and third-party payors.

     If such conditions force us to sell our products and systems at lower prices, or if we are unable to effectively develop and market competitive products, our market share, margins and operating results will likely decrease.

If we fail to successfully integrate acquired businesses, product lines, assets or technologies, our operating results may suffer.

     As part of our growth strategy, we intend to selectively acquire other businesses, product lines, assets, or technologies. Successful execution of our acquisition strategy depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and, if necessary, to obtain satisfactory debt or equity financing. If we acquire complementary businesses or assets but fail to successfully integrate them, our financial condition or results of operations may suffer.

Our lack of customer purchase contracts and our limited order backlog make it difficult to predict sales and plan manufacturing requirements, which can lead to lower revenues, higher expenses and reduced margins.

     We do not generally have long-term purchase contracts with our customers, who order products on a purchase order basis. In limited circumstances, customer orders may be cancelled, changed or delayed on short notice. Lack of significant order backlog makes it difficult for us to forecast future sales with certainty. Long and varying sales cycles with our customers make it difficult to accurately forecast component and product requirements. These factors expose us to a number of risks:

•	if we overestimate our requirements we may be obligated to purchase more components or third-party products than is required;

•	if we underestimate our requirements, our third-party manufacturers and suppliers may have an inadequate product or product component inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues;

•	we may also experience shortages of product components from time to time, which also could delay the manufacturing of our products; and

•	over or under production can lead to higher expense, lower than anticipated revenues, and reduced margins.

If we do not develop or maintain successful relationships with international distributors, our growth may be limited, sales of our products and systems may decrease and our operating results may suffer.

We have historically generated approximately 10% of our revenues from international sales and our growth strategy contemplates expanded efforts to increase international sales. All of our international sales in recent periods were attributable to third-party distributors, and our success in expanding international sales in the future will depend on our ability to develop and manage a network of international distributors and the performance of our distributors. Because we generally do not have long-term contracts with our distributors, our distribution relationships may be terminated on little or no notice. If we lose any significant international distributors, or if any of our distributors devote more effort to selling competing products and systems, our international sales and operating results may suffer and our growth may be limited. Consequently, our success in expanding international sales may be limited if our distributors lack, or are unable to develop, relationships with important target customers in international markets.

Undetected product errors or defects could result in increased warranty costs, loss of revenues, product recalls, delayed market acceptance and claims against us.

     Any errors or defects in our products discovered after commercial release could result in:

•	failure to achieve market acceptance;

•	loss of customers, revenues and market share;

•	diversion of development resources;

•	increased service and warranty costs;

•	legal actions by our customers; and

•	increased insurance costs.

Inadequate levels of reimbursement from governmental or other third-party payors for procedures using our products and systems may cause our revenues to decrease.

     Significant changes in the healthcare systems in the U.S. or elsewhere could have a significant impact on the demand for our products and services as well as the way we conduct business. Federal, state and local governments have adopted a number of healthcare policies intended to curb rising healthcare costs. In the U.S., healthcare providers that purchase our products and systems generally rely on governmental and other third-party payors, such as federal Medicare, state Medicaid, and private health insurance plans, to pay for all or a portion of the cost of heart-monitoring procedures and consumable products utilized in those procedures. The availability of such reimbursement affects our customers’ decisions to purchase capital equipment. Denial of coverage or reductions in levels of reimbursement for procedures performed using our products and systems by governmental or other third-party payors would cause our revenues to decrease. We are unable to predict whether federal, state or local healthcare reform legislation or regulation affecting our business may be proposed or enacted in the future, or what effect any such legislation or regulation would have on our business.

If we fail to obtain or maintain applicable regulatory clearances or approvals for our products, or if clearances or approvals are delayed, we will be unable to commercially distribute and market our products in the U.S. and other jurisdictions.

     Our products are medical devices that are subject to significant regulation in the U.S. and in foreign countries where we do business. The processes for obtaining regulatory approval can be lengthy and expensive, and the results are unpredictable. If we are unable to obtain clearances or approvals needed to market existing or new products, or obtain such clearances or approvals in a timely fashion, it could adversely affect our revenues and profitability.

Our operating results may be subject to seasonal fluctuations during the first and third fiscal quarters of each year, which can lead to unpredictable variations in our quarterly results and cause the stock price of our common stock to decrease.

     Companies in the medical device industry have historically experienced sales decreases in the first calendar quarter due to patterns in the capital budgeting and purchasing cycles of medical device customers. We may experience similar seasonality. We may also experience declining revenues in the third fiscal quarter due to summer holiday and vacation schedules. These seasonal factors may lead to unpredictable variations in our quarterly operating results and cause the stock price of our common stock to decrease.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We develop products in the U.S. and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our revenues are currently priced in U.S. dollars and are translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. Interest income is sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term investments calculated at variable rates.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     In July 1998, we signed an Original Equipment Manufacturer and Distributor Agreement with Zymed, Incorporated, a subsidiary of Koninklijke Philips Electronics N.V. and an affiliate of Philips Electronics North America Corporation. This agreement provides for the purchase of certain Holter monitoring systems, and appointed us the exclusive distributor of such products in the United States and Canada for a period of five years. In the third quarter of 2000, we received a notice of termination of this agreement from Zymed based on the alleged inability of the parties to agree on pricing and volume requirements as set forth in the agreement. This notice of termination provided for a 180 day notice period that expired in February 2001.

     We disputed this notice of termination and in November 2000 initiated a lawsuit in the federal district court for the Western District of Washington against Zymed. We also named Agilent Technologies, Inc. and The Hewlett-Packard Company as defendants. We are seeking damages against the defendants for harm to our business resulting from Zymed’s termination of our Holter monitoring systems distribution agreement in November 2000. We are seeking monetary damages and other remedies available under the law. We incurred significant costs in prosecuting this lawsuit in 2001 and in the three months ended March 31, 2002. Expenses we incur in connection with this lawsuit may increase in the future, particularly if it goes to trial or if the trial is delayed or continued or any judgment rendered in the trial is appealed. On April 8, 2002, the court entered an order denying defendants’ motion to dismiss our breach of contract claim. The trial date, originally scheduled for late April 2002, has been set for September 18, 2002.

     Other than the lawsuit described above, we are not currently a party to any material legal proceeding.

Item 2. Changes in Securities and Use of Proceeds

     In the quarter ended March 31, 2002, we issued 798 shares of unregistered common stock to employees pursuant to the exercise of stock options under our 1998 Stock Option Plan. These options were exercised at a weighted average exercise price of $0.29 per share. The issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance on Rule 701 and Section 4(2) of the Securities Act.

     Pursuant to our registration statement on Form S-1 under the Securities Act of 1933 (Registration No. 333-83272), we consummated our initial public offering in May 2002, selling 4,000,000 shares of our common stock at $7.00 per share. In June 2002, the underwriters exercised their over-allotment option to purchase an additional 600,000 shares at $7.00 per share. The offering yielded net proceeds of approximately $29.5 million. We used approximately $4,500,000 of the net proceeds of our initial public offering to repay existing balances under our line of credit at the time our offering closed. Since the closing of the offering, we have invested the remaining net proceeds in a variety of investment grade, fixed income securities, including corporate bonds, commercial paper and money market instruments.

Item 4. Submission of Matters to a Vote of Security Holders

On February 21, 2002 the following resolutions were adopted by written consent of our shareholders:

     Approval of Name Change from QIC Holding Corp. to Quinton Cardiology Systems, Inc.

     Approval of 2002 Stock Incentive Plan

Approval of 2002 Employee Stock Purchase Plan

All resolutions were approved by the holders of a total of 5,056,179 shares. Because the resolutions were adopted by written consent, the holders of the remaining outstanding shares did not vote.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     We filed no reports on Form 8-K during the first quarter of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINTON CARDIOLOGY SYSTEMS, INC.

By:	/s/ Michael K. Matysik

Michael K. Matysik Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: June 20, 2002