Form 10-Q
period 2002-06-30
QUINTON CARDIOLOGY SYSTEMS INC
filed 2002-08-14
CIK 1166409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 000-49755

QUINTON CARDIOLOGY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

California (State of Incorporation)	94-3300396 (IRS Employer Identification No.)

3303 Monte Villa Parkway
Bothell, Washington 98021
(Address of principal executive offices)

(425) 402-2000
(Registrant’s telephone number)

Indicated by check ✓whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     ☑               No     [   ]

As of August 12, 2002, 11,947,568 shares of the issuer’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,	June 30,
	2001	2002

ASSETS
Current Assets:
Cash and cash equivalents	$218	$24,265
Accounts receivable, net of allowance for doubtful accounts	6,123	6,171
Inventories	6,161	5,406
Prepaid expenses and other current assets	626	715

Total current assets	13,128	36,557
Machinery and equipment, net of accumulated depreciation	3,165	3,032
Patents, net of accumulated amortization	173	112
Investment in unconsolidated entity	1,000	1,000

Total assets	$17,466	$40,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$4,471	$—
Accounts payable	4,029	4,940
Accrued liabilities	2,548	3,124
Warranty liability	1,269	1,097
Deferred revenue	3,556	3,839
Putable warrants	705	572

Total current liabilities	16,578	13,572
Sublease liability, net of current portion	831	415

Total liabilities	17,409	13,987

Shareholders’ Equity:
Preferred stock (50,000,000 shares authorized):
Series A convertible preferred stock	12,230	—
Series B convertible preferred stock	865	—
Common stock (100,000,000 shares authorized), no par value, 677,275 and 11,945,681 shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively	3,490	44,841
Deferred stock-based compensation	(287)	(217)
Accumulated deficit	(16,241)	(17,910)

Total shareholders’ equity	57	26,714

Total liabilities and shareholders’ equity	$17,466	$40,701

The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

Revenues:
Systems	$9,250	$9,063	$16,953	$17,229
Service	2,233	2,196	4,608	4,419

Total revenues	11,483	11,259	21,561	21,648

Cost of Revenues:
Systems	5,960	5,697	10,901	10,742
Service	1,323	1,185	2,634	2,376

Total cost of revenues	7,283	6,882	13,535	13,118

Gross profit	4,200	4,377	8,026	8,530

Operating Expenses:
Research and development	1,512	1,334	3,006	2,687
Sales and marketing	2,518	2,466	4,764	4,919
General and administrative, excluding stock-based compensation expense	1,213	1,106	2,497	2,589
Stock-based compensation	312	35	451	70

Total operating expenses	5,555	4,941	10,718	10,265

Operating loss	(1,355)	(564)	(2,692)	(1,735)

Other Income (Expense):
Interest income	—	46	—	46
Interest expense	(95)	(29)	(183)	(102)
Non-cash interest income (expense), Putable warrants	(62)	133	(62)	133
Other income, net	30	—	24	3

Total other income (expense)	(127)	150	(221)	80

Loss before income taxes	(1,482)	(414)	(2,913)	(1,655)
Income tax benefit (provision)	(14)	(4)	197	(14)

Net loss	$(1,496)	$(418)	$(2,716)	$(1,669)

Basic and diluted net loss per share	$(2.41)	$(0.06)	$(4.43)	$(0.44)

Weighted average shares used to compute basic and diluted net loss per share	620,430	6,812,713	612,986	3,751,667

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,

	2001	2002

Operating Activities:
Net loss	$(2,716)	$(1,669)
Adjustments to reconcile net loss to net cash from operating activities —
Depreciation and amortization	578	583
Loss on sale of equipment	42	9
Amortization of deferred stock compensation	451	70
Non-cash interest expense (income), putable warrants	62	(133)
Changes in operating assets and liabilities:
Accounts receivable	853	(48)
Inventories	423	755
Prepaid expenses and other assets	(200)	(89)
Income taxes receivable	1,209	—
Accounts payable	306	137
Accrued liabilities and sublease liability	225	160
Warranty liability	(246)	(172)
Deferred revenue	(246)	283

Net cash flows from operating activities	741	(114)

Investing Activities:
Purchases of machinery and equipment	(171)	(398)

Net cash flows from investing activities	(171)	(398)

Financing Activities:
Repayments of borrowings on the bank line of credit, net	(602)	(4,471)
Proceeds from issuance of common stock, net of issuance costs of $3,209	—	28,991
Proceeds from exercise of stock options	5	39
Repurchase of shares in connection with termination	(94)	—

Net cash flows from financing activities	(691)	24,559

Net change in cash and cash equivalents	(121)	24,047
Cash and cash equivalents, beginning of period	423	218

Cash and cash equivalents, end of period	$302	$24,265

Supplemental disclosure of cash flow information:
Cash paid for interest	$217	$131

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

     Quinton Cardiology Systems, Inc. (“Quinton”) is a California corporation. Quinton and its subsidiaries are referred to herein as the Company. The Company develops, manufactures, markets and services a family of diagnostic cardiology systems used in the diagnosis, treatment and rehabilitation of patients with heart disease.

2. Summary of Significant Accounting Policies

     Basis of Presentation

     The condensed financial statements present the Company on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. The condensed balance sheet dated June 30, 2002, the condensed statements of operations for the three and six months ended June 30, 2001 and 2002 and the condensed statements of cash flows for the six months ended June 30, 2001 and 2002 have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The notes to the audited consolidated financial statements included in the Company’s registration statement dated February 22, 2002, as amended, on Form S-1 under the Securities Act of 1933 (Registration No. 333-83272) for the fiscal year ended December 31, 2001 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this report. These condensed financial statements should be read in conjunction with the audited financial statements dated December 31, 2001 and the notes thereto. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company for the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period. All share information in these financial statements gives effect to a 1 for 2.2 reverse stock split, which was effected in April 2002.

     Initial Public Offering

     In May 2002, the Company consummated a public offering of its common stock as more fully described in its registration statement dated May 6, 2002 filed with the Securities and Exchange Commission. In the offering, the Company sold 4,000,000 shares of common stock at a price of $7.00 per share. In June 2002, the underwriters of the offering exercised their over-allotment option to purchase an additional 600,000 shares at $7.00 per share. Proceeds from the offering, including the over-allotment shares, were approximately $28.2 million, net of underwriting discounts and offering expenses. As a result of the consummation of the offering, all of the convertible preferred stock outstanding prior to the closing was automatically converted into an aggregate of 6,639,347 shares of common stock.

     Weighted Average Common Shares

     The following table sets forth the computation of basic and diluted weighted average common shares outstanding for the three and six-month periods ended June 30, 2001 and 2002:

	Three months ended June 30,		Six months ended June 30,

	2001	2002	2001	2002

Shares (denominator basic and diluted):
Weighted average common shares outstanding	676,022	6,822,488	761,460	3,766,948
Less: weighted average shares subject to repurchase	(55,592)	(9,775)	(148,474)	(15,281)

Denominator for basic and diluted calculation	620,430	6,812,713	612,986	3,751,667

     As of June 30, 2001 and 2002, 7,959,886 and 1,566,414, respectively, shares of common stock subject to repurchase, stock options, warrants, and common stock issuable upon conversion of outstanding preferred stock were excluded from the computation of diluted loss per share, as their impact was antidilutive.

     Use of Estimates

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. These estimates include those affecting revenues, assessing the collectability of accounts receivable, the saleability and recoverability of inventory, the adequacy of warranty liabilities, the realizability of investments, the realization of deferred tax assets, the fair value of putable warrants and useful lives of tangible and intangible assets, among others. The market for the Company’s products is characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future realizability of the Company’s assets. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

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

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, this statement rescinds FASB Statements No. 4, “Reporting Gains and Losses from Extinguishment of Debt” which required all gains and losses from the early extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, will now be used to classify those gains and losses. The statement was effective upon issuance in April 2002 for prospective transactions. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity should be recognized at fair value when the liability is incurred. SFAS 146 is effective for the Company’s 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 146 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

3. Inventories

     Inventories are stated at the lower of weighted-average cost or market and are comprised of the following as of December 31, 2001 and June 30, 2002 (amounts in thousands):

	December 31,	June 30,
	2001	2002

Raw materials	$2,037	$2,221
Work in progress	574	646
Finished goods	3,550	2,539

Total inventories	$6,161	$5,406

4. Borrowings

     Borrowings under the Company’s bank line of credit were limited to the lesser of $7,500,000 or an amount based on eligible accounts receivable and eligible inventories. Substantially all of the Company’s assets were collateral for the line of credit. This line of credit carried an interest rate at the bank’s prime rate plus 2.0% (which was 6.75% at December 31, 2001). On May 10, 2002, the balance of the credit line was repaid with proceeds from the initial public offering. The line of credit expired on June 5, 2002 and was not renewed.

5. Putable Warrants

     In connection with a loan in 1998, the Company issued warrants to purchase 123,536 shares of Series A convertible preferred stock with an exercise price of $0.01 per share which were immediately exercisable. Upon completion of our initial public offering, the conversion rights associated with our Series A convertible preferred stock resulted in the warrants being exercisable for 63,092 shares of common stock at an exercise price equal to $0.02 per share (taking into account the 1 for 2.2 reverse stock split effected in April 2002). At the holders’ option, the Company is required to make a cash payment to the holder equal to the fair market value of the shares issuable upon conversion of the warrants. As of June 30, 2002, the fair value of this liability was approximately $572,000. Changes in the fair value of this liability are recorded in the statements of operations as non-cash interest income (expense), putable warrants.

6. Income Taxes

     The benefit from (provision for) income taxes is as follows (amounts in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,

	2001	2002	2001	2002

Current:
Federal	$—	$—	$211	$—
State	(14)	(4)	(14)	(14)

Total benefit (provision)	$(14)	$(4)	$197	$(14)

     During the six-month period ended June 30, 2001 the Company recognized a tax benefit for additional amounts refunded from the payment of taxes on the sale of the Company’s fitness business in 1999 through the ability to carry back tax losses generated subsequent to the sale. During 2000, the Company recorded an estimated income tax receivable of $1,209,000 related to the refund of tax payments made on the sale of the fitness business. During the six-month period ended June 30, 2001, the Company received a tax refund of $1,420,000 and recorded a corresponding tax benefit of $211,000.

     A valuation allowance has been recorded for the net balance of the deferred tax assets as a result of uncertainties regarding realization of the net asset. The tax benefit recorded in the six-month period ended June 30, 2001 resulted from reduction of the valuation allowance as a result of the refund.

7. Contingencies

     Legal Matters

     In July 1998, the Company signed an Original Equipment Manufacturer and Distributor Agreement with Zymed, Incorporated (“Zymed”), a related party. This agreement provided for the purchase of certain Holter monitoring systems, and appointed the Company exclusive distributor of such products in the United States and Canada for a period of five years. In the third quarter of 2000 the Company received a notice of termination of this agreement from Zymed based on the alleged inability of the parties to agree on pricing and volume requirements as set forth in the agreement. This notice of termination provided for a 180-day notice period that expired in February 2001.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including future results of operations or financial position, made in this Quarterly Report on Form 10-Q, are forward looking. We use words such as anticipate, believe, expect, future, intend and similar expressions to identify forward looking statements. These forward-looking statements reflect management’s current expectations and involve risks and uncertainties. Our actual results could differ materially from results that may be anticipated by such forward-looking statements. The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below and those discussed elsewhere in this report and those discussed in our registration statement on Form S-1 (Registration No. 333-83272) filed on February 22, 2002, as amended. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings made with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Critical Accounting Estimates

     The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including those affecting revenues, the allowance for doubtful accounts, the salability and recoverability of inventory, warranty reserves, the carrying value of our investments, the useful lives of tangible and intangible assets, income taxes, putable warrants and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Three and Six Month Periods Ended June 30, 2002 Compared to the Three and Six Month Periods Ended June 30, 2001

Revenues

     Revenues for the three-month period ended June 30, 2002 decreased approximately $224,000, or 2.0%, to $11,259,000 from $11,483,000 for the comparable period in 2001. Systems revenue decreased by $187,000, or 2.0%, to $9,063,000 for the three-month period ended June 30, 2002 from $9,250,000 for the comparable period in 2001. The release of our new rehabilitation telemetry product in May 2002 resulted in an increase in telemetry sales for the three-month period ended June 30, 2002 of approximately $618,000 as compared to the same period in 2001. This was partially offset by some softness in our sales of cardiac catheterization management systems, resulting in a decrease in cardiac catheterization management system sales of approximately $475,000 during the three-month period ended June 30, 2002 as compared to the same period in 2001. Service revenues remained relatively steady, decreasing by $37,000, or 1.7%, to $2,196,000 for the three-month period ended June 30, 2002 from $2,233,000 as compared to the same period in 2001.

     Revenues for the six-month period ended June 30, 2002 increased approximately $87,000, or 0.4%, to $21,648,000 from $21,561,000 for the comparable period in 2001. Systems revenue increased by approximately $276,000, or 1.6%, to $17,229,000 for the six-month period ended June 30, 2002 from $16,953,000 for the comparable period in 2001. Stress system revenues increased by $1,195,000 for the six-month period ended June 30, 2002 as compared to the same period in 2001. This was primarily due to the introduction of our new stress product in April 2001. In addition, we introduced the Q-Tel RMS system in May 2002, which resulted in an increase in our rehabilitation telemetry revenues of $470,000 for the six-month period ended June 30, 2002 over the comparable period in 2001. The increases in stress and rehabilitation telemetry revenues were largely offset by decreases in cardiac catheterization management systems, Holter systems and service revenues. Our cardiac catheterization management system sales decreased by $516,000 for the six-month period ended June 30, 2002 as compared to the same period in 2001. We believe this decrease is due to the anticipated release of our next generation cardiac catheterization management product, which is scheduled for release in late 2002. Our Holter systems sales decreased by $621,000 for the six-month period ended June 30, 2002 as compared to the same period in 2001. This decrease was caused by an interruption in Holter component supplies when we transitioned to a new supplier in mid-2001. Service revenues decreased by $189,000, or 4.1%, to $4,419,000 for the six-month period ended June 30, 2002 from $4,608,000 for the comparable period in 2001. This decrease was primarily the result of reduced volume of spare parts sales and labor repair services driven, in part, by the replacement by some of our customers of aging equipment with newer models.

Gross Profit

     Gross profit for the three-month period ended June 30, 2002 increased approximately $177,000, or 4.2%, to $4,377,000 from $4,200,000 for the comparable period in 2001. Overall gross margin percentage for the three-month period ended June 30, 2002 increased to 38.9% from 36.6% for the comparable period in 2001. Gross profit from systems increased approximately $76,000, or 2.2%, to $3,366,000 for the three-month period ended June 30, 2002 from $3,290,000 for the comparable period in 2001. Gross profit from service increased approximately $101,000, or 11.1%, to $1,011,000 for the three-month period ended June 30, 2002 from $910,000 for the comparable period in 2001. Our improvement in gross margin has been driven primarily by our continued emphasis on cost reductions.

     Gross profit for the six-month period ended June 30, 2002 increased approximately $504,000, or 6.3%, to $8,530,000 from $8,026,000 for the comparable period in 2001. Overall gross margin percentage for the six-month period ended June 30, 2002 increased to 39.4% from 37.2% for the comparable period in 2001. Gross profit from systems increased approximately $435,000, or 7.2%, to $6,487,000 for the six-month period ended June 30, 2002 from $6,052,000 for the comparable period in 2001. Gross profit from service increased approximately $69,000, or 3.5%, to $2,043,000 for the six-month period ended June 30, 2002 from $1,974,000 for the comparable period in 2001. Our improvement in gross margin has been driven primarily by our continued emphasis on cost reductions.

Operating Expenses

     Research and development expenses for the three-month period ended June 30, 2002 decreased approximately $178,000, or 11.8%, to $1,334,000 from $1,512,000 for the comparable period in 2001. As a percentage of revenues, research and development expenses decreased to 11.8% for the three-month period ended June 30, 2002 from 13.2% for the comparable period in 2001.

     Research and development expenses for the six-month period ended June 30, 2002 decreased approximately $319,000, or 10.6%, to $2,687,000 from $3,006,000 for the comparable period in 2001. As a percentage of revenues, research and development expenses decreased to 12.4% for the six-month period ended June 30, 2002 from 13.9% for the comparable period in 2001. The decrease, in terms of both dollars and as a percentage of revenue, resulted primarily from a decrease in the use of outside engineering services, partially offset by an increase in internal research and development staffing.

     Sales and marketing expenses for the three-month period ended June 30, 2002 decreased approximately $52,000, or 2.1%, to $2,466,000 from $2,518,000 for the comparable period in 2001. As a percentage of revenues, sales and marketing expenses remained flat at 21.9% for the three-month period ended June 30, 2002 as compared to the same period in 2001.

     Sales and marketing expenses for the six-month period ended June 30, 2002 increased approximately $155,000, or 3.3%, to $4,919,000 from $4,764,000 for the comparable period in 2001. As a percentage of revenues, sales and marketing expenses increased to 22.7% for the six-month period ended June 30, 2002 from 22.1% for the comparable period in 2001. The increase, in terms of both dollars and as a percentage of revenues, resulted primarily from an increase in staffing which occurred for only one month during the six-month period ended June 30, 2001, as compared to a full six months for the six-month period ended June 30, 2002. The increases in staffing are related to the recent introduction of new products into the market.

     General and administrative expenses, excluding stock-based compensation, for the three-month period ended June 30, 2002 decreased $107,000, or 8.8%, to $1,106,000 from $1,213,000 for the comparable period in 2001. As a percentage of revenues, general and administrative expenses, excluding stock-based compensation, for the three-month period ended June 30, 2002 decreased to 9.8% from 10.6% for the comparable period in 2001. The decrease in terms of both dollars and as a percentage of revenues was caused primarily by collecting a one-time business and occupation tax refund of $220,000 in April 2002, partially offset by an increase in legal expenses associated with litigation against a former supplier.

     General and administrative expenses, excluding stock-based compensation, for the six-month period ended June 30, 2002 increased $92,000, or 3.7%, to $2,589,000 from $2,497,000 for the comparable period in 2001. As a percentage of revenues, general and administrative expenses, excluding stock-based compensation, for the six-month period ended June 30, 2002 increased to 12.0% from 11.6% for the comparable period in 2001. The increase in general and administrative expenses, excluding stock-based compensation, in terms of both dollars and as a percentage of revenues was caused primarily by an increase in legal expenses associated with litigation against a former supplier of approximately $324,000, partially offset by the one-time collection of a business and occupation tax refund of $220,000.

     Stock-based compensation expense for the three-month period ended June 30, 2002 decreased approximately $277,000 to $35,000 from $312,000 for the comparable period in 2001. Stock-based compensation expense for the six-month period ended June 30, 2002 decreased approximately $381,000 to $70,000 from $451,000 for the comparable period in 2001. The charges in 2001 relate primarily to one-time variable compensation expenses recorded on issued stock options. We expect to record stock-based compensation expense in the remaining quarters of 2002 at levels similar to the amount recorded in the first and second quarter of 2002.

Operating Loss

     Operating loss for the three-month period ended June 30, 2002 decreased by approximately $791,000, or 58.4%, to $564,000 from $1,355,000 for the comparable period in 2001. The decrease in operating loss was attributable primarily to an increase in gross profit of $177,000 and by a decrease in operating expenses of $614,000, both due to factors noted above.

     Operating loss for the six-month period ended June 30, 2002 decreased by approximately $957,000, or 35.5%, to $1,735,000 from $2,692,000 for the comparable period in 2001. The decrease in operating loss was attributable primarily to an increase in gross profit of $504,000 and by a decrease in operating expenses of $453,000, both due to factors noted above.

Other Income and Expense

     Total other income for the three-month period ended June 30, 2002 increased $277,000 to reflect income of $150,000 as compared to expense of $127,000 for the comparable period in 2001. This increase was partially due to reduced interest expense of approximately $66,000 on outstanding borrowings under our bank line of credit that was paid off in May 2002 and interest income of approximately $46,000 on our short-term investments. The increase in other income is also partially the result of recording non-cash interest income on putable warrants of $133,000 during the three-month period ended June 30, 2002 as compared to recording non-cash interest expense on putable warrants of $62,000 for the same period in 2001.

     Total other income for the six-month period ended June 30, 2002 increased $301,000 to reflect income of $80,000 as compared to expense of $221,000 for the comparable period in 2001. This increase was partially due to reduced interest expense of approximately $81,000 on outstanding borrowings under our bank line of credit that was paid off in May 2002 and interest income of approximately $46,000 on our short-term investments. The increase in other income is also partially the result of recording non-cash interest income on putable warrants of $133,000 during the six-month period ended June 30, 2002 as compared to recording non-cash interest expense on putable warrants of $62,000 for the same period in 2001.

Income Tax Benefit

     For the six-month period ended June 30, 2001, we recorded an income tax benefit of $197,000, which was primarily the result of additional refund amounts of $211,000 from the payment of taxes on the sale of our fitness business in 1999 as a result of our ability to carry back tax losses generated subsequent to the sale. For the six-month period ended June 30, 2002, we had no such income tax benefit.

Liquidity and Capital Resources

     We have required cash to fund our operations and for working capital purposes. Historically, our primary sources of financing have been borrowings from a commercial bank and proceeds from the sale of convertible preferred stock. In May and June of 2002, we received proceeds from our recent initial public offering.

     We maintained a $7,500,000 credit facility originally entered into in June 1998 with Silicon Valley Bank subject to certain accounts receivable and inventory provisions. This facility expired June 5, 2002, and all borrowings under this facility were repaid in May 2002 with the proceeds of our initial public offering. We did not renew this facility.

     For the three-month period ended June 30, 2002, we used cash of $93,000 in operating activities. This cash flow resulted primarily from a $224,000 operating loss excluding non-cash income and expenses and a decrease in accounts payable and accrued liabilities of $96,000, partially offset by a decrease in inventories of $351,000. This was an improvement over the three-month period ended June 30, 2001, in which we used cash from operating activities of $975,000.

     For the six-month period ended June 30, 2002, we used cash of $114,000 in operating activities. This cash flow resulted primarily from a $1,140,000 loss excluding non-cash income and expenses, which was offset by a reduction in working capital of $1,026,000. The reduction in working capital was primarily due to decreases in inventory of approximately $755,000 and increases in payables and accrued liabilities of approximately $297,000. For the comparable six-month period ended June 30, 2001, we generated cash of $741,000, which was primarily due to an income tax refund of approximately $1,420,000. Excluding the impact of the tax refund, we used cash in operating activities of $679,000 for the six-month period ended June 30, 2001, as compared to $114,000 for the same six-month period ended June 30, 2002.

     Net cash used in investing activities was $66,000 and $325,000 for capital expenditures for the three-month periods ended June 30, 2001 and 2002, respectively, and $171,000 and $398,000 for capital expenditures for the six-month periods ended June 30, 2001 and 2002, respectively. Our capital expenditures increased during the three and six-month periods ended June 30, 2002 primarily as a result of the purchase and conversion of an enterprise resource planning system and the purchase of a new telephone system. We anticipate our capital expenditures will increase by approximately $450,000 during the remainder of 2002 primarily to continue funding the purchase of our enterprise resource planning system.

     Net cash from financing activities for the three-month period ended June 30, 2002 of $24,253,000 was due primarily to proceeds of approximately $28,991,000, net of offering expenses, received from our initial public offering. The offering proceeds were offset by payments made for net repayments of our bank borrowings on our line of credit of approximately $4,777,000. Net cash from financing activities of $990,000 for the comparable three-month period ended June 30, 2001 was due primarily to borrowings on our bank line of credit of $985,000.

     Net cash from financing activities for the six-month period ended June 30, 2002 of $24,559,000 was due primarily to proceeds of approximately $28,991,000, net of offering expenses, received from our initial public offering. The offering proceeds were offset by payments made for net repayments of our bank borrowings on our line of credit of approximately $4,471,000. Net cash used for financing activities of $691,000 for the comparable six-month period ended June 30, 2001 was due primarily to net repayments on our bank borrowings of $602,000.

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

Initial Public Offering

     In May 2002, we consummated an initial public offering of our common stock. In the offering, we sold 4,000,000 shares of our common stock at a price of $7.00 per share. In addition, in June 2002, the underwriters of the offering exercised their over-allotment option to purchase an additional 600,000 shares at $7.00 per share. Proceeds from the offering, including the over-allotment shares, were approximately $28.2 million, net of underwriting discounts and offering expenses. The principal purposes of the offering were to obtain additional working capital and to establish a public market for our common stock. In May 2002, we used approximately $4,500,000 of the offering proceeds to repay the outstanding balance under our line of credit. Although we currently have no specific plans for the application of a significant portion of the remaining net proceeds, we expect to use the remaining net proceeds from this offering:

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

     The rate of market acceptance of our current or future products and systems using our recently introduced Microsoft Windows-based software platform may impact our operating results. In addition, we may experience design, manufacturing, marketing or other difficulties that could delay or prevent our development, introduction or marketing of new versions of our products. Such difficulties and delays could cause our development expenses to increase and harm our operating results.

If market conditions cause us to reduce the selling price of our products and systems, or our market share is negatively affected by the activities of our competitors, our margins and operating results will decrease.

     The selling price of our products and systems and the extent of our market share are subject to market conditions. Market conditions that could impact these aspects of our operations include:

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     As previously reported, In July 1998, we signed an Original Equipment Manufacturer and Distributor Agreement with Zymed, Incorporated, a subsidiary of Koninklijke Philips Electronics N.V. and an affiliate of Philips Electronics North America Corporation. This agreement provides for the purchase of certain Holter monitoring systems, and appointed us the exclusive distributor of such products in the United States and Canada for a period of five years. In the third quarter of 2000, we received a notice of termination of this agreement from Zymed based on the alleged inability of the parties to agree on pricing and volume requirements as set forth in the agreement. This notice of termination provided for a 180-day notice period that expired in February 2001.

     We disputed this notice of termination and in November 2000 initiated a lawsuit in the federal district court for the Western District of Washington against Zymed. We also named Agilent Technologies, Inc. and The Hewlett-Packard Company as defendants. We are seeking damages against the defendants for harm to our business resulting from Zymed’s termination of our Holter monitoring systems distribution agreement in November 2000. We are seeking monetary damages and other remedies available under the law. We incurred significant costs in prosecuting this lawsuit in 2001 and in the three months ended March 31, 2002. Expenses we incur in connection with this lawsuit may increase in the future, particularly if it goes to trial or if the trial is delayed or continued or any judgment rendered in the trial is appealed. On April 8, 2002, the court entered an order denying defendants’ motion to dismiss our breach of contract claim. A trial date has been set for September 18, 2002.

     Other than the lawsuit described above, we are not currently a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

     (d)  Use of Proceeds from Sale of Registered Securities

     Our registration statement on Form S-1 under the Securities Act of 1933 (File No. 333-83272), relating to our initial public offering of common stock, without par value, was declared effective by the Securities and Exchange Commission on May 6, 2002. The offering was co-managed by Adams, Harkness & Hill, Inc., WR Hambrecht+Co and Delafield Hambrecht, Inc. Pursuant to the registration statement, we registered and sold an aggregate of 4,600,000 shares of common stock, including the underwriters exercise of their over-allotment option to purchase 600,000 shares, at $7.00 per share, for an aggregate offering price of $32.2 million. In connection with the offering we incurred total expenses of approximately $4.0 million, including underwriting discounts and commissions of approximately $2.3 million. WR Hambrecht+Co, which is a member of W.R.Hambrecht/QIC, LLC, our largest shareholder, and of which our director, William R. Hambrecht, is a significant shareholder, director and officer, received approximately $348,000 as compensation for its underwriting services. Delafield Hambrecht, Inc., of which our director, John D. Delafield, is a significant shareholder, director and officer, received approximately $288,000 as compensation for its underwriting services. The remaining expenses were all direct or indirect payments to others and not payments to our directors, officers (or their associates), affiliates or 10% shareholders. None of the proceeds was used as payments to our director, officers (or their associates), affiliates or 10% shareholders. In May 2002, we used approximately $4.5 million of the net proceeds from the offering to repay outstanding balances under our bank line of credit. We have invested the remaining proceeds from the offering in a variety of investment grade, fixed income securities, including corporate bonds, commercial paper and money market instruments.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K for the quarter ended June 30, 2002

A Form 8-K was filed on May 16, 2002, under Item 4, changing our certifying accountants to KPMG LLP.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINTON CARDIOLOGY SYSTEMS, INC.

By:	/s/ Michael K. Matysik

Michael K. Matysik Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 14, 2002