Form 10-Q
period 2002-09-30
QUINTON CARDIOLOGY SYSTEMS INC
filed 2002-11-14
CIK 1166409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

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

          Yes    ☑       No ☐

As of November 8, 2002, 11,989,688 shares of the issuer’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,	September 30,
	2001	2002

ASSETS
Current Assets:
Cash and cash equivalents	$218	$23,431
Accounts receivable, net of allowance for doubtful accounts	6,123	5,563
Inventories	6,161	6,158
Prepaid expenses and other current assets	626	633

Total current assets	13,128	35,785
Machinery and equipment, net of accumulated depreciation	3,165	3,036
Patents, net of accumulated amortization	173	81
Investment in unconsolidated entity	1,000	1,000

Total assets	$17,466	$39,902

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$4,471	$—
Accounts payable	4,029	4,292
Accrued liabilities	2,548	3,396
Warranty liability	1,269	1,040
Deferred revenue	3,556	4,145
Putable warrants	705	253

Total current liabilities	16,578	13,126
Sublease liability, net of current portion	831	208

Total liabilities	17,409	13,334

Shareholders’ Equity:
Preferred stock (50,000,000 shares authorized):
Series A convertible preferred stock	12,230	—
Series B convertible preferred stock	865	—
Common stock (100,000,000 shares authorized), no par value, 677,275 and 11,968,435 shares issued and outstanding at December 31, 2001 and September 30, 2002, respectively	3,490	44,957
Deferred stock-based compensation	(287)	(198)
Accumulated deficit	(16,241)	(18,191)

Total shareholders’ equity	57	26,568

Total liabilities and shareholders’ equity	$17,466	$39,902

The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Revenues:
Systems	$8,623	$9,380	$25,576	$26,609
Service	2,207	2,275	6,815	6,694

Total revenues	10,830	11,655	32,391	33,303

Cost of Revenues:
Systems	5,234	5,959	16,135	16,701
Service	1,115	1,109	3,749	3,485

Total cost of revenues	6,349	7,068	19,884	20,186

Gross profit	4,481	4,587	12,507	13,117

Operating Expenses:
Research and development	1,206	1,205	4,212	3,892
Sales and marketing	2,381	2,460	7,145	7,379
General and administrative, excluding stock-based compensation expense	1,151	1,434	3,648	4,023
Stock-based compensation	577	23	1,028	93

Total operating expenses	5,315	5,122	16,033	15,387

Operating loss	(834)	(535)	(3,526)	(2,270)

Other Income (Expense):
Interest income	—	97	—	143
Interest expense	(93)	—	(276)	(102)
Non-cash interest income (expense), Putable warrants	(186)	161	(248)	294
Other income (expense), net	23	(2)	47	1

Total other income (expense)	(256)	256	(477)	336

Loss before income taxes	(1,090)	(279)	(4,003)	(1,934)
Income tax benefit (provision)	—	(2)	197	(16)

Net loss	$(1,090)	$(281)	$(3,806)	$(1,950)

Basic and diluted net loss per share	$(1.72)	$(0.02)	$(6.14)	$(0.30)

Weighted average shares used to compute basic and diluted net loss per share	632,471	11,951,569	619,553	6,512,247

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Operating Activities:
Net loss	$(1,090)	$(281)	$(3,806)	$(1,950)
Adjustments to reconcile net loss to net cash from operating activities—
Depreciation and amortization	283	308	861	891
Loss on sale of equipment	7	5	49	14
Amortization of deferred stock compensation	577	23	1,028	93
Non-cash interest expense (income), putable warrants	186	(161)	248	(294)
Non-cash other income	(30)	—	(30)	—
Changes in operating assets and liabilities:
Accounts receivable	543	608	1,396	560
Inventories	17	(752)	440	3
Prepaid expenses and other assets	274	82	74	(7)
Income taxes receivable	—	—	1,209	—
Accounts payable	215	91	521	228
Accrued liabilities and sublease liability	(270)	65	(45)	225
Warranty liability	(126)	(57)	(372)	(229)
Deferred revenue	(45)	306	(291)	589

Net cash flows from operating activities	541	237	1,282	123

Investing Activities:
Purchases of machinery and equipment	(21)	(286)	(192)	(684)

Net cash flows from investing activities	(21)	(286)	(192)	(684)

Financing Activities:
Repayments of borrowings on the bank line of credit, net	(517)	—	(1,119)	(4,471)
Proceeds from (costs of) issuance of common stock, net of issuance costs of $772 for the three months ended September 30, 2002 and $3,981 for the nine months ended September 30, 2002	—	(630)	—	28,361
Redemption of putable warrants	—	(158)	—	(158)
Proceeds from exercise of stock options	—	3	5	42
Repurchase of shares in connection with termination	—	—	(94)	—

Net cash flows from financing activities	(517)	(785)	(1,208)	23,774

Net change in cash and cash equivalents	3	(834)	(118)	23,213
Cash and cash equivalents, beginning of period	302	24,265	423	218

Cash and cash equivalents, end of period	$305	$23,431	$305	$23,431

Supplemental disclosure of cash flow information:
Cash paid for interest	$94	$—	$311	$131

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

2. Summary of Significant Accounting Policies

     Basis of Presentation

     The condensed financial statements present the Company on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. The condensed balance sheet dated September 30, 2002, the condensed statements of operations for the three and nine-month periods ended September 30, 2001 and 2002 and the condensed statements of cash flows for the three and nine-month periods ended September 30, 2001 and 2002 have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The notes to the audited consolidated financial statements included in the Company’s registration statement dated February 22, 2002, as amended, on Form S-1 under the Securities Act of 1933 (Registration No. 333-83272) for the fiscal year ended December 31, 2001 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this report. These condensed financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2001 and the notes thereto. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company for the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period. All share information in these financial statements gives effect to a 1 for 2.2 reverse stock split, which was effected in April 2002.

     Initial Public Offering

     In May 2002, the Company consummated a public offering of its common stock as more fully described in its prospectus dated May 6, 2002 filed with the Securities and Exchange Commission. In the offering, the Company sold 4,000,000 shares of common stock at a price of $7.00 per share. In June 2002, the underwriters of the offering exercised their over-allotment option to purchase an additional 600,000 shares at $7.00 per share. Proceeds from the offering, including the over-allotment shares, were approximately $28.2 million, net of underwriting discounts and offering expenses. As a result of the consummation of the offering, all of the convertible preferred stock outstanding prior to the closing was automatically converted into an aggregate of 6,639,347 shares of common stock.

     Weighted Average Common Shares

     The following table sets forth the computation of basic and diluted weighted average common shares outstanding for the three and nine-month periods ended September 30, 2001 and 2002:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2002	2001	2002

Shares (denominator basic and diluted):
Weighted average common shares outstanding	676,523	11,953,912	732,837	6,523,151
Less: weighted average shares subject to repurchase	(44,052)	(2,343)	(113,284)	(10,904)

Denominator for basic and diluted calculation	632,471	11,951,569	619,553	6,512,247

     As of September 30, 2001 and 2002, 7,955,377 and 1,556,901, respectively, shares of common stock subject to repurchase, stock options, warrants and common stock issuable upon conversion of outstanding preferred stock were excluded from the computation of diluted loss per share, as their impact was antidilutive.

     Use of Estimates

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. These estimates include but are not limited to estimates affecting revenues and estimates assessing the collectability of accounts receivable, the saleability and recoverability of inventory, the adequacy of warranty liabilities, the realizability of investments, the realization of deferred tax assets, the fair value of putable warrants and the useful lives of tangible and intangible assets. The market for the Company’s products is characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future realizability of the Company’s assets. The Company reviews estimates and assumptions periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

     Recent Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS 143 is effective for the Company’s 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 143 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, this statement rescinds FASB Statements No. 4, “Reporting Gains and Losses from Extinguishment of Debt” which required all gains and losses from the early extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, will now be used to classify those gains and losses. The statement was effective upon issuance in April 2002 for prospective transactions. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity should be recognized at fair value when the liability is incurred. SFAS 146 is effective for the Company’s 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 146 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

3. Inventories

     Inventories are stated at the lower of weighted-average cost or market and are comprised of the following as of December 31, 2001 and September 30, 2002 (amounts in thousands):

	December 31,	September 30,
	2001	2002

Raw materials	$2,037	$2,626
Work in progress	574	786
Finished goods	3,550	2,746

Total inventories	$6,161	$6,158

4. Borrowings

     Borrowings under the Company’s bank line of credit were limited to the lesser of $7,500,000 or an amount based on eligible accounts receivable and eligible inventories. Substantially all of the Company’s assets were collateral for the line of credit. This line of credit carried an interest rate at the bank’s prime rate plus 2.0% (which was 6.75% at December 31, 2001). On May 10, 2002, the Company repaid the balance of the credit line with proceeds from the initial public offering. The line of credit expired on June 5, 2002 and was not renewed.

5. Putable Warrants

     In connection with a loan in 1998, the Company issued warrants to purchase 123,536 shares of Series A convertible preferred stock with an exercise price of $0.01 per share that were immediately exercisable. Upon completion of our initial public offering, the conversion rights associated with the Company’s Series A convertible preferred stock resulted in the warrants being exercisable for 63,092 shares of common stock at an exercise price equal to $0.02 per share (taking into account the 1 for 2.2 reverse stock split effected in April 2002). At the holders’ option, the Company is required to make a cash payment to the holder equal to the fair market value of the shares issuable upon conversion of the warrants. On July 22, 2002, a holder of 21,632 putable warrants exercised a put option for cash when the fair market value of the shares was approximately $158,000. As of September 30, 2002, the fair value of the remaining outstanding putable warrants was approximately $253,000. Changes in the fair value of this liability are recorded in the statements of operations as non-cash interest income (expense), putable warrants.

6. Income Taxes

     The benefit from (provision for) income taxes is as follows (amounts in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2001	2002	2001	2002

Current:
Federal	$—	$—	$211	$—
State	—	(2)	(14)	(16)

Total benefit (provision)	$—	$(2)	$197	$(16)

     During the nine-month period ended September 30, 2001, the Company recognized a tax benefit for additional amounts refunded from the payment of taxes on the sale of the Company’s fitness business in 1999 through the ability to carry back tax losses generated subsequent to the sale. During 2000, the Company recorded an estimated income tax receivable of $1,209,000 related to the refund of tax payments made on the sale of the fitness business. During the nine-month period ended September 30, 2001, the Company received a tax refund of $1,420,000 and recorded a corresponding tax benefit of $211,000.

     A valuation allowance has been recorded for the Company’s net balance of the Company’s deferred tax assets, including net operating loss carryforwards, as a result of uncertainties regarding realization of the net asset. The tax benefit recorded in the nine-month period ended September 30, 2001 resulted from reduction of the valuation allowance as a result of the refund.

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

     The Company has disputed this notice of termination, and has filed suit in the State of Washington principally citing a claim for breach of contract. The Company is seeking monetary damages and other remedies available under the law. The products supplied under this agreement represented a significant portion of the Company’s revenues, approximately 12.0% in 2000 and 3.0% in 2001. The Company has made a significant effort to mitigate the impact of this termination by entering into contracts with other suppliers. The Company has incurred, and may continue to incur, significant legal expenses related to the litigation of this dispute, which may or may not be recoverable. A trial date for this matter was set for September 18, 2002, but has been rescheduled for January 6, 2003.

     The Company is a defendant in various other legal matters arising in the normal course of business. Management does not expect the ultimate resolution of these other matters to have a material effect on the Company’s financial position, results of operations or cash flows.

8. Subsequent Event

     In October 2002, the Company acquired the medical treadmill manufacturing line and related technology rights and assets from its previous supplier of the treadmills. Consideration for this purchase included $1,000,000 in cash and approximately $900,000 in notes payable over two years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including future results of operations or financial position, made in this Quarterly Report on Form 10-Q, are forward looking. We use words such as anticipate, believe, expect, future, intend and similar expressions to identify forward looking statements. These forward-looking statements reflect management’s current expectations and involve risks and uncertainties. Our actual results could differ materially from results that may be anticipated by such forward-looking statements. The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Certain Factors That May Affect Future Results” below, those discussed elsewhere in this report and those discussed in our registration statement on Form S-1 (Registration No. 333-83272) filed on February 22, 2002, as amended. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Critical Accounting Estimates

     The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including those affecting revenues, the allowance for doubtful accounts, the salability and recoverability of inventory, warranty liabilities, the carrying value of our investments, the useful lives of tangible and intangible assets, income taxes, putable warrants and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Three and Nine Month Periods Ended September 30, 2002 Compared to the Three and Nine Month Periods Ended September 30, 2001

Revenues

     Revenues for the three-month period ended September 30, 2002 increased by $825,000, or 7.6%, to $11,655,000 from $10,830,000 for the comparable period in 2001. Systems revenue increased by $757,000, or 8.8%, to $9,380,000 for the three-month period ended September 30, 2002 from $8,623,000 for the comparable period in 2001. Our telemetry system sales for the three-month period ended September 30, 2002 increased by $971,000 as compared to the same period in 2001 due to the release of our new rehabilitation telemetry product in May 2002. This increase in telemetry sales was offset partially by a decrease in our sales of cardiac catheterization management and Holter monitoring systems. Service revenues increased by $68,000, or 3.0%, to $2,275,000 for the three-month period ended September 30, 2002 from $2,207,000 as compared to the same period in 2001.

     Revenues for the nine-month period ended September 30, 2002 increased by $912,000, or 2.8%, to $33,303,000 from $32,391,000 for the comparable period in 2001. Systems revenue increased by approximately $1,033,000, or 4.0%, to $26,609,000 for the nine-month period ended September 30, 2002 from $25,576,000 for the comparable period in 2001. Stress system revenues increased by $1,408,000 for the nine-month period ended September 30, 2002 as compared to the same period in 2001. This increase was due primarily to continued market acceptance of our new stress product following its introduction in April 2001. In addition, we introduced the Q-Tel RMS system in May 2002, which resulted in an increase in our rehabilitation telemetry revenues of $1,441,000 for the nine-month period ended September 30, 2002 as compared to the same period in 2001. The increase in stress and rehabilitation telemetry revenues was offset partially by decreases in sales of our cardiac catheterization management systems and Holter monitoring systems. Our cardiac catheterization management system sales decreased by $764,000 for the nine-month period ended September 30, 2002 as compared to the same period in 2001. We believe this decrease was due to the anticipated release of our next generation cardiac catheterization management product, which is scheduled for release in early 2003. Our Holter systems sales decreased by $886,000 for the nine-month period ended September 30, 2002 as compared to the same period in 2001. This decrease was caused by an interruption in Holter component supplies when we transitioned to a new supplier in mid-2001. Service revenues decreased by $121,000, or 1.8%, to $6,694,000 for the nine-month period ended September 30, 2002 from $6,815,000 for the comparable period in 2001. This decrease was primarily the result of reduced volume of spare parts sales and labor repair services driven, in part, by the replacement by some of our customers of aging equipment with newer models partially offset by an increase in equipment maintenance contract sales.

Gross Profit

     Gross profit for the three-month period ended September 30, 2002 increased by $106,000, or 2.4%, to $4,587,000 from $4,481,000 for the comparable period in 2001. Overall gross margin percentage for the three-month period ended September 30, 2002 decreased to 39.4% from 41.4% for the comparable period in 2001. Approximately one-half of this margin percentage decline was attributable to trade-in allowances provided to certain customers as they upgraded to our new Q-Tel RMS system. Other factors affecting gross margins included fluctuations in product mix and some cost increases. Gross profit from systems, in terms of dollars, increased by $32,000, or 0.9%, to $3,421,000 for the three-month period ended September 30, 2002 from $3,389,000 for the comparable period in 2001. Gross profit from service increased $74,000, or 6.8%, to $1,166,000 for the three-month period ended September 30, 2002 from $1,092,000 for the comparable period in 2001.

     Gross profit for the nine-month period ended September 30, 2002 increased by $610,000, or 4.9%, to $13,117,000 from $12,507,000 for the comparable period in 2001. Overall gross margin percentage for the nine-month period ended September 30, 2002 increased to 39.4% from 38.6% for the comparable period in 2001. Gross profit from systems increased by $467,000, or 4.9%, to $9,908,000 for the nine-month period ended September 30, 2002 from $9,441,000 for the comparable period in 2001. Gross profit from service increased by $143,000, or 4.7%, to $3,209,000 for the nine-month period ended September 30, 2002 from $3,066,000 for the comparable period in 2001. Our improvement in gross margin has been driven primarily by our continued emphasis on cost reductions.

Operating Expenses

     Research and development expenses for the three-month period ended September 30, 2002, in terms of dollars, remained relatively flat as compared to the same period in 2001. As a percentage of revenues, research and development expenses decreased to 10.3% for the three-month period ended September 30, 2002 from 11.1% for the comparable period in 2001.

     Research and development expenses for the nine-month period ended September 30, 2002 decreased by $320,000, or 7.6%, to $3,892,000 from $4,212,000 for the comparable period in 2001. As a percentage of revenues, research and development expenses decreased to 11.7% for the nine-month period ended September 30, 2002 from 13.0% for the comparable period in 2001. The decrease, in terms of dollars, resulted primarily from a decrease in our use of outside engineering services.

     Sales and marketing expenses for the three-month period ended September 30, 2002 increased by $79,000, or 3.3%, to $2,460,000 from $2,381,000 for the comparable period in 2001. This increase was primarily due to increased costs associated with increased sales. As a percentage of revenues, sales and marketing expenses decreased to 21.1% for the three-month period ended September 30, 2002 from 22.0% for the comparable period in 2001.

     Sales and marketing expenses for the nine-month period ended September 30, 2002 increased by $234,000, or 3.3%, to $7,379,000 from $7,145,000 for the comparable period in 2001. As a percentage of revenues, sales and marketing expenses increased to 22.2% for the nine-month period ended September 30, 2002 from 22.1% for the comparable period in 2001. The increase, in terms of both dollars and as a percentage of revenues, reflects the effects of increases in our sales and marketing staffing for the full nine-month period ended September 30, 2002 compared to the comparable period in 2001 when staffing increases were in effect during only the last four months of the period. The increases in staffing were related to our recent introduction of new products into the market.

     General and administrative expenses, excluding stock-based compensation, for the three-month period ended September 30, 2002 increased by $283,000, or 24.6%, to $1,434,000 from $1,151,000 for the comparable period in 2001. As a percentage of revenues, general and administrative expenses, excluding stock-based compensation, for the three-month period ended September 30, 2002 increased to 12.3% from 10.6% for the comparable period in 2001. The increase in terms of both dollars and as a percentage of revenues was caused primarily by an expected increase in professional fees, insurance and other costs associated with supporting our public company status.

     General and administrative expenses, excluding stock-based compensation, for the nine-month period ended September 30, 2002 increased by $375,000, or 10.3%, to $4,023,000 from $3,648,000 for the comparable period in 2001. As a percentage of revenues, general and administrative expenses, excluding stock-based compensation, for the nine-month period ended September 30, 2002 increased to 12.1% from 11.3% for the comparable period in 2001. The increase in general and administrative expenses, excluding stock-based compensation, in terms of both dollars and as a percentage of revenues was caused partially by increased legal expenses of approximately $355,000 associated with litigation against a former supplier and partially by increased professional fees, insurance and other costs of approximately $200,000 associated with supporting our public company status. This increase was offset partially by our one-time collection of a business and occupation tax refund of $220,000.

     Stock-based compensation expense for the three-month period ended September 30, 2002 decreased by $554,000 to $23,000 from $577,000 for the comparable period in 2001. Stock-based compensation expense for the nine-month period ended September 30, 2002 decreased by $935,000 to $93,000 from $1,028,000 for the comparable period in 2001. The charges in 2001 relate primarily to variable compensation expenses recorded on issued stock options issued to an officer of the Company who was not an employee. We expect to record stock-based compensation expense in the fourth quarter of 2002 at levels similar to the amounts recorded in the first, second and third quarters of 2002. The current year stock-based compensation expense relates to the intrinsic value of stock options granted in 2001.

Operating Loss

     Operating loss for the three-month period ended September 30, 2002 decreased by $299,000, or 35.9%, to $535,000 from $834,000 for the comparable period in 2001. The decrease in operating loss was due primarily to an increase in gross profit of $106,000 and by a decrease in operating expenses of $193,000. The factors that affected gross profit and operating expenses are explained above.

     Operating loss for the nine-month period ended September 30, 2002 decreased by $1,256,000, or 35.6%, to $2,270,000 from $3,526,000 for the comparable period in 2001. The decrease in operating loss was due primarily to an increase in gross profit of $610,000 and by a decrease in operating expenses of $646,000. The factors that affected gross profit and operating expenses are explained above.

Other Income and Expense

     Total other income for the three-month period ended September 30, 2002 increased by $512,000 to reflect income of $256,000 as compared to expense of $256,000 for the comparable period in 2001. This increase was partially due to reduced interest expense of $93,000 on outstanding borrowings under our bank line of credit that we repaid in May 2002 and interest income of $97,000 on our short-term investments. The increase in other income was also partially the result of recording non-cash interest income on putable warrants of $161,000 during the three-month period ended September 30, 2002 as compared to recording non-cash interest expense on putable warrants of $186,000 for the same period in 2001.

     Total other income for the nine-month period ended September 30, 2002 increased by $813,000 to reflect income of $336,000 as compared to expense of $477,000 for the comparable period in 2001. This increase was partially due to reduced interest expense of $174,000 on outstanding borrowings under our bank line of credit that we repaid in May 2002 and interest income of $143,000 on our short-term investments. The increase in other income was also partially the result of recording non-cash interest income on putable warrants of $294,000 during the nine-month period ended September 30, 2002 as compared to recording non-cash interest expense on putable warrants of $248,000 for the same period in 2001.

Income Tax Benefit

     For the nine-month period ended September 30, 2001, we recorded an income tax benefit of $197,000. The tax benefit resulted primarily from an additional refund of $211,000 in taxes paid on the sale of our fitness business in 1999 and our ability to carry back tax losses generated subsequent to the sale. For the nine-month period ended September 30, 2002, we had no such income tax benefit.

Liquidity and Capital Resources

     For the three-month period ended September 30, 2002, we generated cash from operating activities of $237,000. This cash flow resulted primarily from a decrease in accounts receivable of $608,000, an increase in accounts payable of $91,000 and an increase in deferred revenue of $306,000, offset by an operating loss excluding non-cash income and expenses of $106,000 and an increase in inventories of $752,000.

     For the nine-month period ended September 30, 2002, we generated cash of $123,000 in operating activities. This cash flow resulted primarily from a $1,246,000 loss excluding non-cash income and expenses, which was offset by a reduction in working capital of $1,369,000. The reduction in working capital was primarily due to a decrease in accounts receivable of approximately $560,000, increases in payables and accrued liabilities of approximately $453,000, a decrease in warranty liabilities of $229,000, and an increase in deferred revenues of $589,000. For the comparable nine-month period ended September 30, 2001, we generated cash of $1,282,000, which was primarily due to an income tax refund of approximately $1,420,000. Excluding the impact of the tax refund, we used cash in operating activities of $138,000 for the nine-month period ended September 30, 2001.

     Net cash used in investing activities was $21,000 and $286,000 for capital expenditures for the three-month periods ended September 30, 2001 and 2002, respectively. Our capital expenditures increased primarily as a result of payments for the purchase and conversion of an enterprise resource planning system.

     Net cash used in investing activities was $192,000 and $684,000 for capital expenditures for the nine-month periods ended September 30, 2001 and 2002, respectively. Our capital expenditures increased primarily because of our purchases of an enterprise resource planning system and our new telephone system. We expect our capital expenditures will be approximately $250,000 during the fourth quarter of 2002 to continue funding the purchase of our enterprise resource planning system.

     Net cash used for financing activities for the three-month period ended September 30, 2002 of $785,000 resulted primarily from payments of $772,000 of offering expenses related to our recent initial public offering and to a cash payment of $158,000 to a holder of putable warrants that exercised put options partially offset by proceeds of $142,000 received from the purchase of common stock under our employee stock purchase plan. Net cash used for financing activities of $517,000 for the comparable three-month period ended September 30, 2001 was due primarily to net repayments on our bank borrowings.

     Net cash from financing activities for the nine-month period ended September 30, 2002 of $23,774,000 was due primarily from proceeds of $28,219,000, net of offering expenses, received from our initial public offering and from proceeds of $142,000 received from the purchase of common stock under our employee stock purchase plan.. The proceeds were offset by net repayments of $4,471,000 in bank borrowings on our line of credit and by a cash payment of $158,000 to a holder of putable warrants that exercised a put option. Net cash used for financing activities of $1,208,000 for the comparable nine-month period ended September 30, 2001 was due primarily to net repayments of $1,119,000 on our bank borrowings.

     We anticipate that proceeds from our initial public offering, together with our future expected operating cash flow, will be sufficient to meet operating expenses, working capital requirements, capital expenditures and other obligations for at least 12 months. We periodically evaluate potential acquisitions of technology or businesses that complement or expand our existing business or that may enable us to expand into new markets. Future acquisitions may require additional debt, equity financing or both. We may not be able to obtain any additional financing, or may not be able to obtain additional financing on acceptable terms.

Medical Treadmill Manufacturing Line Acquisition

     Subsequent to September 30, 2002, we announced the acquisition of the medical treadmill manufacturing line and related assets and technology rights from our previous supplier of these treadmills. Consideration for the purchase included $1,000,000 in cash and approximately $900,000 in notes payable over two years. Medical treadmills are an integral component of cardiac stress testing systems and cardiac rehabilitation systems. This acquisition will permit us to continue to develop the underlying technology of the treadmills in concert with advances in its cardiac monitoring systems. We also expect to pursue design changes that will provide updated features, drive a reduction in per-unit costs and possibly result in an array of medical treadmills at different price points. In connection with the transaction, we will manufacture certain treadmills under an OEM contract for two years, subject to certain terms and conditions. We expect annual revenue from the OEM contract sales of these treadmills to be approximately $1.5 million over the term of the contract, although revenue in the fourth quarter of 2002 is expected to be relatively insignificant under the OEM agreement.

Initial Public Offering

     In May 2002, we consummated an initial public offering of our common stock. In the offering, we sold 4,000,000 shares of our common stock at a price of $7.00 per share. In addition, in June 2002, the underwriters of the offering exercised their over-allotment option to purchase an additional 600,000 shares at $7.00 per share. Proceeds from the offering, including the over-allotment shares, were approximately $28.2 million, net of underwriting discounts and offering expenses. The principal purposes of the offering were to obtain additional working capital and to establish a public market for our common stock. In May 2002, we used approximately $4,500,000 of the offering proceeds to repay the outstanding balance under our line of credit. In October 2002, we used $1,000,000 of the offering proceeds to pay part of the purchase price for the treadmill business acquisition described above. Although we currently have no specific plans for the application of a significant portion of the remaining net proceeds, we expect to use the remaining net proceeds from this offering:

•	To acquire complementary businesses, product lines, assets or technologies;

•	To fund product research and development;

•	To expand international sales efforts; and

•	For working capital and other general corporate purposes.

     We have significant discretion in the use of the net proceeds of the offering, including with respect to net proceeds used to acquire complementary businesses, product lines, assets or technologies.

Certain Factors that May Affect Future Results

     In addition to the other information contained in this report, the following risk factors could affect our actual results and could cause our actual results to differ materially from those achieved in the past or expressed in our forward-looking statements. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

The unpredictability of our quarterly revenues and operating results may cause the trading price of our stock to decrease.

     Our quarterly revenues and operating results have varied in the past and may continue to vary in the future due to a number of factors, many of which are outside of our control. Factors contributing to these fluctuations include:

•	changes in our ability to obtain products and product components that are manufactured for us by third parties, such as Holter monitors, as well as variations in prices of these products and product components;

•	increased expenses we may incur in connection with ongoing litigation with a former supplier of our Holter monitor systems;

•	delays in the development or commercial introduction of new versions of products and systems;

•	our ability to attain and maintain production volumes and quality levels for our products and product components;

•	the impact of acquisitions, divestitures and other significant corporate events;

•	effects of domestic and foreign economic conditions on our industry and/or customers;

•	adoption of our system-oriented sales approach;

•	changes in the demand for our products and systems;

•	varying sales cycles that can take up to a year or more;

•	changes in the mix of products and systems we sell;

•	unpredictable budgeting cycles of our customers;

•	delays in obtaining regulatory clearance for new versions of our products and systems;

•	increased product and price competition;

•	the impact of regulatory changes on the availability of third-party reimbursement to customers of our products and systems;

•	the loss of key sales personnel or distributors; and

•	seasonality in the sales of our products and systems.

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

     We may encounter unanticipated difficulties integrating the medical treadmill manufacturing line that we acquired subsequent to September 30, 2002. These difficulties may include, but would not necessarily be limited to, disruptions in supplies or increases in prices of components used in the medical treadmills, an inability to retain key employees with knowledge and experience relating to the production of medical treadmills and delays in production timing, which may impact our ability to fulfill our obligations under an OEM agreement to manufacture and sell treadmills to a third party.

Our lack of customer purchase contracts and our limited order backlog make it difficult to predict sales and plan manufacturing requirements, which can lead to lower revenues, higher expenses and reduced margins.

     We do not generally have long-term purchase contracts with customers who order products on a purchase order basis. In limited circumstances, customer orders may be cancelled, changed or delayed on short notice. Lack of significant order backlog makes it difficult for us to forecast future sales with certainty. Long and varying sales cycles with our customers make it difficult to accurately forecast component and product requirements. These factors expose us to a number of risks:

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

     Historically, we have generated approximately 10% of our revenues from international sales and our growth strategy contemplates expanded efforts to increase international sales. All of our international sales in recent periods were attributable to third-party distributors, and our success in expanding international sales in the future will depend on our ability to develop and manage a network of international distributors and the performance of our distributors. Because we do not generally have long-term contracts with our distributors, our distribution relationships may be terminated on little or no notice. If we lose any significant international distributors, or if any of our distributors devote more effort to selling competing products and systems, our international sales and operating results may suffer and our growth may be limited. Consequently, our success in expanding international sales may be limited if our distributors lack, or are unable to develop, relationships with important target customers in international markets.

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

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures within 90 days prior to the filing of this quarterly report of Form 10-Q and have determined that such disclosure controls and procedures are effective.

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     As previously reported in our quarterly reports on Form 10-Q for the periods ended March 31, 2002 and June 30, 2002, in July 1998, we signed an Original Equipment Manufacturer and Distributor Agreement with Zymed, Incorporated, now a subsidiary of Koninklijke Philips Electronics N.V. and an affiliate of Philips Electronics North America Corporation. This agreement provided for the purchase of certain Holter monitoring systems, and appointed us the exclusive distributor of such products in the United States and Canada for a period of five years. In the third quarter of 2000, we received a notice of termination of this agreement from Zymed based on the alleged inability of the parties to agree on pricing and volume requirements as set forth in the agreement. This notice of termination provided for a 180-day notice period that expired in February 2001.

     We disputed this notice of termination and in November 2000 initiated a lawsuit in the federal district court for the Western District of Washington against Zymed. We also named Agilent Technologies, Inc. and The Hewlett-Packard Company as defendants. We are seeking damages against the defendants for harm to our business resulting from Zymed’s termination of our Holter monitoring systems distribution agreement in August 2000. We are seeking monetary damages and other remedies available under the law. We incurred significant costs in prosecuting this lawsuit in 2001 and in the three months ended March 31, 2002. Expenses we incur in connection with this lawsuit may increase in the future, particularly if it goes to trial or if the trial is delayed or continued or any judgment rendered in the trial is appealed. On April 8, 2002, the court entered an order denying defendants’ motion to dismiss our breach of contract claim. A trial date was set for September 18, 2002, but has been rescheduled for January 6, 2003.

     Other than the lawsuit described above, we are not currently a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

     (d)  Use of Proceeds from Sale of Registered Securities

     Our registration statement on Form S-1 under the Securities Act of 1933 (File No. 333-83272), relating to our initial public offering of common stock, without par value, was declared effective by the Securities and Exchange Commission on May 6, 2002. The offering was co-managed by Adams, Harkness & Hill, Inc., WR Hambrecht+Co and Delafield Hambrecht, Inc. Pursuant to the registration statement, we registered and sold an aggregate of 4,600,000 shares of common stock, including the underwriters exercise of their over-allotment option to purchase 600,000 shares, at $7.00 per share, for an aggregate offering price of $32.2 million. In connection with the offering we incurred total expenses of approximately $4.0 million, including underwriting discounts and commissions of approximately $2.3 million. WR Hambrecht+Co, which is a member of W.R.Hambrecht/QIC, LLC, our largest shareholder, and of which our director, William R. Hambrecht, is a significant shareholder, director and officer, received approximately $348,000 as compensation for its underwriting services. Delafield Hambrecht, Inc., of which our director, John D. Delafield, is a significant shareholder, director and officer, received approximately $288,000 as compensation for its underwriting services. The remaining expenses were all direct or indirect payments to others and not payments to our directors, officers (or their associates), affiliates or 10% shareholders. None of the proceeds was used as payments to our director, officers (or their associates), affiliates or 10% shareholders. In May 2002, we used approximately $4.5 million of the net proceeds from the offering to repay outstanding balances under our bank line of credit. In October 2002, we used $1,000,000 of the net proceeds of the offering to pay part of the purchase price for the acquisition of our treadmill manufacturing business. We have invested the remaining proceeds from the offering in a variety of investment grade, fixed income securities, including corporate bonds, commercial paper and money market instruments.

Item 5. Other Information

     In October 2002, J.D. Delafield, a non-employee director, resigned from our Board of Directors. Mr. Delafield’s resignation did not result from a disagreement with us on any matter relating to our operations, policies or practices.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K for the quarter ended September 30, 2002

None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINTON CARDIOLOGY SYSTEMS, INC.

By:	/s/ Michael K. Matysik

Michael K. Matysik Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 14, 2002

CERTIFICATION

I, Ruediger Naumann-Etienne, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Quinton Cardiology Systems, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Ruediger Naumann-Etienne Ruediger Naumann-Etienne Chairman of the Board and Chief Executive Officer

CERTIFICATION

     I, Michael K. Matysik, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Quinton Cardiology Systems, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Michael K. Matysik Michael K. Matysik Senior Vice President and Chief Financial Officer