Form 10-K
period 2002-12-31
QUINTON CARDIOLOGY SYSTEMS INC
filed 2003-03-18
CIK 1166409

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-49755

Quinton Cardiology Systems, Inc.

(Exact Name of Registrant as Specified in its Charter)

California	94-3300396
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3303 Monte Villa Parkway, Bothell, WA (Address of Principal Executive Offices)	98021 (Zip Code)
(425) 402-2000 (Registrant’s Telephone Number, Including Area Code)

      Securities Registered Pursuant to Section 12(b) of the Act: None.

      Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, no par value.

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑     Yes          ☐ No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     ☐     Yes          ☑ No

      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock on June 28, 2002 as reported on the Nasdaq National market, was approximately $45,041,056. Shares of Common Stock held by each executive officer and director and by each shareholder whose beneficial ownership exceeded 5% of the outstanding Common Stock at June 28, 2002 have been excluded in that such persons may be deemed to be affiliates. This determination of status is not necessarily conclusive for determination for other purposes.

      The number of shares of the registrant’s Common Stock outstanding at March 11, 2003 was 12,111,603.

QUINTON CARDIOLOGY SYSTEMS, INC.

2002 FORM 10-K ANNUAL REPORT

DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference to the Registrant’s definitive Proxy Statement relating to the annual meeting of shareholders to be held on May 16, 2003, which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

i

PART 1

      This annual report contains forward-looking statements relating to Quinton Cardiology Systems, Inc. These are forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. Actual results may vary significantly from the results expressed or implied in these statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. These forward-looking statements reflect management’s current expectations and involve risks and uncertainties. Our actual results could differ materially from results that may be anticipated by such forward-looking statements. The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Certain Factors That May Affect Future Results,” those discussed elsewhere in this report and those discussed in our registration statement on Form S-1 (Registration No. 333-83272) filed on February 22, 2002, as amended. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. The terms “us,” “we” and “our” refer to Quinton Cardiology Systems, Inc. and our wholly owned subsidiaries Quinton Inc. and Burdick, Inc.

Item 1.     Business

     Overview

      We develop, manufacture, market and service a family of diagnostic cardiology systems used in the diagnosis, treatment, and rehabilitation of patients with heart disease. Our products include electrocardiographs (ECGs), stress test systems, Holter monitoring systems, cardiac catheterization management systems, cardiac rehabilitation telemetry systems, ECG management systems, medical treadmills and patented electrodes. We also sell other consumables related to our products.

      Quinton Cardiology Systems, Inc. is a California corporation formed in April 1998 to acquire Quinton Inc., a leading supplier of ECGs, stress test systems, medical treadmills and other cardiology diagnostic products. Quinton Inc. was originally incorporated in 1966. At December 31, 2002, Quinton Inc. was our principal operating subsidiary. In January 2003, we acquired Spacelabs Burdick, Inc, at which time we changed its name to Burdick, Inc. Burdick, which was founded in 1913, is a leading supplier of ECGs, Holter monitors and cardiology information systems to U.S. physicians’ offices.

     Industry Background

      The American Heart Association reports there are over 60 million patients in the U.S. with active or developing heart disease. Heart disease is the leading cause of death in the U.S. The American Heart Association also estimates the direct cost of treating heart disease and stroke at nearly $200 billion annually, representing 13% of all domestic healthcare spending. Our products compete in three medical equipment market sectors: cardiovascular monitoring equipment, ambulatory telemetry equipment, and cardiac catheterization monitoring equipment. Based upon reports of Frost & Sullivan, a leading independent research firm, we estimate combined 2002 sales in these market sectors in excess of $770 million.

      Cardiovascular care facilities provide patients with a variety of diagnostic and treatment techniques ranging from risk assessment and stress testing to complex surgeries and rehabilitation services. Diagnostic cardiology systems are crucial to cardiovascular care. The core of diagnostic cardiology is the electrocardiogram, or ECG waveform, a representation of the electrical activity of the heart. Clinicians use ECG waveform recordings and analyses to assess the presence and severity of cardiac disease, and to monitor the efficacy of treatments such as drugs, interventions, operations, and device implants. Effective use of the ECG waveform in patient management and the delivery of cardiovascular care requires that the entire process of recording, storing, analyzing, retrieving and distributing ECG waveform data be as rapid and cost effective as possible.

      Despite the technological and clinical advances in cardiology, healthcare providers face significant challenges in delivering consistent and high quality cardiovascular care. Healthcare reform continues to place increasing pressure on providers of cardiovascular care to see and treat more patients faster. In addition, the need to control costs, increase efficiencies and manage data has introduced new layers into the decision making process for technology utilization. This changing healthcare environment has resulted in the following critical needs:

•	systems and services tailored to the workflow needs of clinicians, to improve efficiencies and reduce training times;

•	technologies that can effectively manage data from a variety of sources and be scaled from single offices to wide area networks;

•	products that are implemented using standards such as DICOM and HL-7 for connectivity, to minimize the effort and expense required to integrate data across multiple sources;

•	tools to improve the management of resources by tracking and trending cost efficiencies in healthcare delivery systems, thus providing data to payors which differentiate among competitive providers;

•	methods for preserving and propagating healthcare data from legacy systems; and

•	progressive migration to network and Internet technologies within a security structure that meets HIPAA requirements.

      Diagnostic cardiology systems that meet these needs and challenges will have a significant opportunity and advantage in the marketplace.

     Quinton Solution

      We provide a family of diagnostic cardiology systems that deliver reliable, cost effective solutions for cardiologists and other healthcare providers. Our systems are easy to use, with simple, intuitive user interfaces. Most of our diagnostic cardiology systems are based on a Microsoft Windows-based software architecture designed to integrate critical data capture, provide enterprise level access to data, and scale to meet the requirements of a variety of cardiovascular care facility environments. We believe our diagnostic cardiology systems provide our customers solutions for overcoming many of the challenges they face, including the following key benefits:

      Ease of use. Our systems feature intuitive user interfaces that are designed with significant input from clinicians and technologists to address the needs of providers and patients. Our systems automate many of the data collection functions by uploading patient information to a database for easy retrieval. Our systems use standard computer components and require minimal configuration. Our user interface has been designed to conform to the particular clinical procedure rather than adapting the procedure to the device. Additionally, users can customize the interface to meet their unique requirements. We believe this functionality enhances clinical success by allowing the user to concentrate on the patient and procedure. Conversely, some products offered by our competitors require significantly more interaction with the device. In addition, we believe the ease of use features of our products enable our customers to use our systems with significantly lower training requirements and higher productivity than competing systems that do not offer customizable user interfaces.

      Network compatibility. Many of our systems are designed to support a clinical network environment, enabling cardiologists to assimilate, collate and interpret data and disseminate results of diagnosis, treatment and rehabilitation. These systems collect data that may be stored in a local or network server database. Many of our systems connect to larger enterprise networks that allow data to be shared with other users, both within the facility and remotely via secure networks. To facilitate these connections, we have chosen to implement commonly used formats and protocols. These formats, such as portable document format and extensible markup language, facilitate the storage and dissemination of clinical information. In contrast, some of our competitors use proprietary formats to store and disseminate clinical information. We believe that standardized and efficient data handling are key to addressing the user requirements.

      Effective data capture. Many of our systems automate and assist in the collection, interpretation and retrieval of data and can effectively display, for side-by-side comparison, the results of tests performed over an extended period. These systems improve clinical productivity and throughput, which is the number of reimbursable procedures completed per hour of system use. For our customers, greater throughput translates into greater return on investment from our systems. Unlike many competing systems, which require more intensive manual work, our systems automate the capture of clinical data and provide computer assisted interpretation where appropriate.

      Improved diagnostic speed and accuracy. As a result of easy to use controls, effective data capture, and computer assisted diagnosis, we believe our systems allow for improved diagnostic accuracy. The availability of historical results for comparison allows for a greater understanding of changes in the patient’s physical condition. In addition, by enabling the review and assessment of test results remotely our systems can greatly speed the time of diagnosis, which allows more rapid institution of appropriate therapy for the patient.

      Open technology architecture. Our Microsoft Windows-based technology adheres to established standards for image, waveform, data and report generation and dissemination, enabling healthcare providers to share data across a private network or via the Internet. This Windows-based technology platform was designed to support data integration activities with other third-party clinical systems. Unlike certain competitors that utilize proprietary architecture or protocols, we believe this technology will permit our customers to easily integrate our products and systems with their existing infrastructure, and scale to meet the needs of larger healthcare organizations.

     Our Advantages

      We believe our business has several advantages:

      Industry leading brands. Quinton’s founder, Wayne Quinton, developed the first treadmill designed for cardiac stress testing in 1953. Since 1966, Quinton has manufactured and sold high quality, reliable diagnostic cardiology systems. Burdick has been an innovator in medical devices since 1913 and in diagnostic cardiology since 1949. We believe Quinton and Burdick are among the most respected names in the field of cardiology. We believe we have enjoyed recognition in ECG, stress test systems, Holter monitors, cardiac catheterization management systems, and rehabilitation telemetry systems and are known for a high level of service, which drives customer loyalty and strong relationships with healthcare providers.

      Large installed base. We believe we have the leading U.S. installed base of stress test systems and rehabilitation telemetry systems. In addition, we have a large installed base of Holter monitors and cardiac catheterization management systems. Through the acquisition of Burdick, we have added a substantial installed base of electrocardiographs and ECG management systems and we have increased our stress systems and Holter systems installed base. Our combined installed base presents a substantial target market for future sales of products, systems, and software upgrades, as well as related service and consumables.

      National sales and service organizations. Our national sales organization, consisting of both Quinton’s direct sales force and Burdick’s independent distributor network, which is supported by a team of internal sales representatives, possesses extensive experience and expertise in diagnostic cardiology systems. In addition, we have a national service organization whose work enhances customer satisfaction and retention and supports our sales force with cross-selling capabilities. We believe we can rely on our national sales and service organizations to support the sale of our products, whether developed internally or acquired.

      Commitment to research and development. We have invested on average 12.9% of our revenues over the last three years in product development efforts (excluding Burdick, which was acquired in January 2003). Our research and development efforts contributed to the release of new versions of products in most of our major product categories in 2002.

     Growth Strategy

      Our growth strategy is to expand our domestic installed base through sales of new versions of our products and systems, increase our penetration of international markets through partnerships and acquisitions, develop industry-leading connectivity solutions for diagnostic cardiology systems, and acquire businesses, assets, product lines or technologies that complement our business or offer other strategic advantages.

      Domestic sales. We target our installed base for future sales of products, systems and software upgrades, as well as service and consumables to support new and existing products. We plan to continue to utilize Quinton’s direct sales force to focus on the acute care market. We plan to complement this sales effort through Burdick’s well established distributor network, which is focused on the primary care market. We plan to expand domestic sales by offering products and systems that address customer needs, from office practices through larger hospitals. We believe these customer segments will be increasingly receptive to our new technologies.

      International sales. We have generated approximately 8.3% of our revenues from international sales over the last three years (excluding Burdick, which was acquired in January 2003). We believe that international markets, particularly in Europe and Asia, represent a significant opportunity to increase our sales. We have developed products and systems to be compatible with regulatory and compliance standards in international markets. We plan to address this opportunity further through partnerships with, and acquisitions of, diagnostic cardiology system providers. For example, we have recently formed a strategic alliance with one of the leading diagnostic cardiology system providers in Japan to distribute our Q-Stress system in that country. We believe that we will be able to expand our international business further through Burdick’s international distributor network.

      Connectivity. We offer and continue to develop systems that enable customers to extract electrocardiographic and other data from stand-alone devices, link together disparate diagnostic and monitoring devices, and automate the storage, retrieval and processing of electrocardiographic data. These connectivity features address significant unmet needs in the diagnostic cardiology systems market, which should increase demand for, and lead to incremental sales of our other products and services.

      Acquisitions. We plan to pursue acquisitions of businesses, product lines, assets, or technologies that are complementary to our business or offer us other strategic benefits, such as enhanced clinical or technological value, expanded geographical reach, and additional sales or research and development capabilities. The fragmentation of the cardiology industry offers us a unique opportunity for growth and consolidation through selective acquisitions. We believe our brand and history in the cardiology industry, and the acquisition and integration experience of our management team, puts us in a position to take advantage of this opportunity. Funding for potential acquisitions could be in the form of our stock or, alternatively, from outside financing sources. Because of the uncertainties related to either of these funding alternatives, there can be no assurance that we will be successful in making future acquisitions.

     Our Products

      Revenues from sales of our systems and related consumable products were $41.3 million, $33.8 million and $37.4 million for each of the fiscal years ended December 31, 2000, 2001 and 2002, respectively. Revenues from sales of systems and related consumable products for these fiscal years do not include historical revenues of Burdick, which was acquired in January 2003. A description of the various systems and consumable products we offer include:

      Electrocardiographs. We offer a variety of electrocardiographs at various price points and in various configurations. These products cover the spectrum of market needs, ranging from low-cost units targeted for physicians’ offices to fully featured units that are designed for the most rigorous clinical and hospital settings.

      Stress test systems. Our integrated stress test systems allow cardiologists and other healthcare providers to monitor and analyze the performance of the heart under stress. Our stress systems record a patient’s heart rate, heart rhythm, blood pressure, and other vital signs during induced stress. Quinton treadmills, specifically designed for cardiac monitoring procedures, provide precise and replicable levels of exertion. Our system provides real time analysis, charting, and reporting, enabling cardiologists and other healthcare providers to diagnose patients’ heart disease more accurately and efficiently.

      Holter monitoring systems. Our integrated Holter monitoring products and systems record and assess the performance of a patient’s heart during various activities over extended periods of time. The Holter recorder, which is typically worn for a period of 24 hours, records the patient’s heart rate, heart rhythm, and ECG waveform data. Our Holter offering includes both 3 lead and true 12 lead ECG waveform diagnostic capabilities.

      Cardiac catheterization management systems. Our Q-Cath monitors and systems allow cardiologists and other healthcare providers to monitor and analyze cardiovascular performance, vital signs, and coronary artery blockage during cardiac catheterization procedures. Cardiac catheterization is a minimally invasive diagnostic or therapeutic procedure involving the insertion of a small, sterile tube through a large blood vessel and into a patient’s heart. Q-Cath can be deployed as a standalone or networked system. In the network configuration, patient data from multiple labs can be reviewed and edited from a separate network workstation.

      Rehabilitation telemetry systems. Our integrated Q-Tel telemetry devices, database products and treadmills monitor the patient’s heart rate, heart rhythm, and ECG waveform data during rehabilitation exercises. Our Outcomes rehabilitation database provides real time clinical data and trend analysis to enable cardiologists and other healthcare providers to track and assess improvements in cardiovascular function.

      ECG management systems. We provide an ECG management system that automates the processing, storage, retrieval and editing of electrocardiographic data. Our Pyramis system extracts the ECG waveforms and arrhythmia data from ECGs via diskette, direct serial interface, telephone modem, or network connections.

      Consumable products and accessories. Diagnostic cardiology systems require lead wires and electrodes to be attached to the patient to retrieve and process cardiac electrical activity and chart paper to generate reports. We sell all of these items, including our patented Quik-Prep electrodes.

      In 2002, we introduced new versions of products in most of our product lines, and we are currently developing additional new versions of products in each of these product lines.

     Product Support and Maintenance Services

      Revenues from our support and maintenance services were $9.4 million, $9.0 million and $9.1 million for each of the fiscal years ended December 31, 2000, 2001 and 2002, respectively. Revenues from support and maintenance services do not include historical revenues of Burdick, which was acquired in January 2003. Our product support and maintenance organization supports our installed base. We provide product installation, repair and scheduled maintenance services, as well as software and hardware upgrades.

     Sales and Marketing

      Within the U.S. we market and sell our products, systems and services to hospitals and cardiology clinics through a dedicated national sales force that has broad experience in selling diagnostic cardiology systems. Each of our sales representatives sells our entire product line and is responsible for a region and a personal sales quota. At December 31, 2002, Quinton’s domestic sales force consisted of 30 sales representatives, including 28 direct sales representatives and two independent manufacturer’s representatives, managed by three regional managers. To complement our domestic sales force and increase our sales to existing customers, we encourage our service personnel to actively seek cross-selling opportunities. With the acquisition of Burdick, we have expanded our sales reach to include sales to primary care physicians through a well established independent distributor network, supported by a team of internal sales representatives. At December 31, 2002, Burdick had 23 sales representatives managed by 3 regional managers.

      Outside the U.S. we rely on indirect sales channels, using distributors to offer our products. Our arrangements with distributors are typically territory specific and cover several of our products. We provide our distributors with discounts based on a variety of factors including the annual volume of its orders.

      Our sales efforts increasingly target system sales opportunities. Our sales efforts historically promoted stand alone product sales, and were most successful in small and midsize hospitals, rehabilitation clinics and group cardiology practices. We believe improvements in our technology and changes in customer needs make our products attractive to larger hospitals and physician practices, as well. Our new system-oriented sales approach will allow us to adjust to the complex selling environment of larger facilities as a result of the growing connectivity of devices and systems within healthcare organizations, which increases the technical knowledge required of our sales representatives. In addition, while previous sales efforts have focused on the individual clinician as the customer, our selling process increasingly involves multiple customers with differing expectations, including personnel responsible for information technology and administration.

      Our marketing activity consists primarily of product marketing through product demonstrations, major cardiology meetings, publications in professional journals, telemarketing and website marketing. Our marketing efforts emphasize our products’ ease of use, connectivity, quality, and reliability. We organize our marketing function on a product line basis and we have product managers for each of our major product lines. In addition, we support the sales efforts of Burdick’s distributors by providing funding and other support for certain promotional activities.

      Quinton’s domestic and international sales and marketing staff consisted of 60 persons as of December 31, 2002, which includes our team of experienced sales support and application specialists who are responsible for providing pre-sale technical support and technical training for the sales team and for our distributors. Burdick’s total domestic and international sales and marketing staff consisted of approximately 34 persons as of December 31, 2002.

      We do not generally have significant sales order backlog. At both December 31, 2002 and 2001, total sales order backlog represented less than 30 days of anticipated sales volume.

     Customer Service and Support

      We believe that a broad range of support services is essential to the successful installation and utilization of our diagnostic cardiology systems. We offer a combination of online, telephone and on-site technical assistance services, including the ability to have assistance 24 hours a day, seven days a week. We also provide professional services for network analysis, design and implementation, and training and education. Our multiple support programs include basic and extended systems maintenance and parts replacement.

      At December 31, 2002, Quinton’s domestic service organization included 50 employees, 32 in domestic field service locations and the remainder in call-center operations and factory-based repair. Our large installed base facilitates the sale of service contracts and warranties, and presents a cross-selling opportunity for products that are complementary to our customers’ existing installations. In international markets our distributors provide support and other services. At December 31, 2002, Burdick’s service organization consisted of approximately 16 persons.

     Research and Development

      We believe that strong product development capabilities are essential to our strategy of enhancing, developing and incorporating improved functionality, and maintaining the competitiveness of our products in our core markets. We have assembled a team of engineers with experience in user interface design, SQL database management, COM and C++ tools, network computing, clinical algorithms, electrical engineering, and product verification and validation in clinical settings. Our research and development process is dependent on assessment of customer needs, identification and evaluation of new technologies, and monitoring market acceptance and demand. We have a structured process for undertaking product development projects that involves all functional groups at all levels within our company. This process is designed to provide a framework for defining and addressing the steps, tasks, and activities required to bring product concepts and development projects to market.

      Our research and development expenses were $7.5 million in 2000, $5.5 million in 2001, and $5.1 million in 2002. This represents approximately 12.9% of our revenues over that three-year period. Research and development expenses in total dollars and as a percentage of revenues for these fiscal years do not reflect research and development expenses nor revenues of Burdick. During this period, our research and develop-

ment efforts focused on enhancing and expanding the proven capabilities of our existing product lines, as well as introducing new versions of our products. As of December 31, 2002, Quinton had 43 people engaged in research and development activities, including 29 in product development, seven in validation and verification, and seven in sustaining engineering and management. At December 31, 2002, Burdick had 33 people engaged in research and development activities.

     Technology

      We use object-oriented design based on Microsoft technologies to create the software for many of our systems. We develop our systems’ user interfaces for many of our products using Microsoft Visual Basic and C++ tools. In addition, in many cases, the data storage layer has been developed on Microsoft SQL Server. Many of our systems have been designed for network operation and deployment using industry standard TCP/ IP network protocol. Many of our software modules have been developed as objects that can be reused in our other products as needed.

      We are designing many of our systems to meet emerging industry standards for data sharing. Final clinical reports from certain of our products can now be rendered in Adobe PDF format for easy transmission and viewing in standard browsers. Extensible markup language, or XML, is also used in certain of our products to communicate complex information with third-party systems, and the HL7 messaging standard will be supported to enable communications with leading hospital information systems. ECG waveform data can be transmitted in medical industry standard Serial Communication Protocol format through many of our products.

      Most of our systems include hardware components that connect to the patient and digitize ECG waveform signals, blood pressure, and other vital signs. These hardware components connect to the computer operating system via special software drivers. The digitized patient information is a continuous stream of data that is analyzed in real-time and communicated to the user interface components for display. Real-time analysis is a critical function that typically runs at a high priority within Microsoft Windows. Applications that require the storage of all real-time patient data collect this information as a part of the processing subsystem. Patient data and clinical results are stored and managed via Microsoft’s SQL Server.

     Manufacturing and Supply

      At Quinton’s Bothell, Washington facilities, we primarily manufacture, assemble, and test stress test systems, Holter monitoring systems, cardiac catheterization management systems, rehabilitation telemetry systems, medical treadmills and electrodes. As of December 31, 2002, Quinton had 49 employees in manufacturing and supply functions. At Burdick’s Deerfield, Wisconsin facilities, we manufacture and assemble ECG cardiographs, stress systems, Holter monitoring systems, and a variety of other products. As of December 31, 2002, Burdick had 53 employees in manufacturing and supply functions. In addition, limited manufacturing activities are performed at the facilities of our majority owned joint venture operation in Shanghai, China.

      We also rely upon other third-party suppliers to provide us with various materials used in the production and assembly of our devices and systems. We have long-standing supply relationships for essentially all our outsourced product components. We maintain a comprehensive quality assurance and quality control program that includes documentation of all material specifications, operating procedures, equipment maintenance and quality control methods. Our quality systems are based on and in compliance with the requirements of ISO 9001/ EN 46001 and the applicable regulations imposed by the FDA on medical device manufacturers.

     Targeted Acquisition Opportunities

      We plan to pursue acquisition of businesses, product lines, assets or technologies that are complementary to our business or offer us other strategic benefits. We plan to actively evaluate potential acquisition opportunities in the following areas:

•	arrhythmia and ischemia diagnostics;

•	cardiac monitoring and telemetry;

•	non-invasive cardiovascular imaging and stress testing;

•	ECG management; and

•	cardiology information management.

      Many single-product diagnostic cardiology system companies in these categories either address markets that are too small to justify national sales and service organizations or lack the capital to build such a distribution and service network. Without a strong distribution channel, industry-leading products can fail to successfully penetrate existing markets. We plan to expand our product lines, leverage the capabilities of our existing sales force and increase sales of our existing and new product lines by selectively acquiring those companies, or assets of companies, with strong differentiated technologies or product lines that complement ours. We believe that our national sales force, our large installed customer base, our technology and experienced management provide us with a suitable platform for acquisitions. Funding for potential acquisitions could be in the form of our stock or, alternatively, from outside financing sources. Because of the uncertainties related to either of these funding alternatives, there can be no assurance that we will be successful in making future acquisitions.

     Our Competition

      The following chart indicates the most significant competitors for each of our product lines:

Product	Competitors

Electrocardiographs	General Electric, Philips, Welch Allyn
Stress test systems	General Electric, Philips
Holter monitoring systems	Del Mar, General Electric, Philips
Cardiac catheterization management systems	General Electric, Siemens, Witt Biomedical
Rehabilitation telemetry systems	Life Sensing Instruments, Scott Care
ECG management systems	General Electric, Philips

      We believe that cardiologists and other healthcare providers consider the following factors in determining which products to purchase:

•	quality, accuracy, and reliability;

•	reputation of the provider;

•	relative ease of use;

•	depth and breadth of features;

•	quality of customer support;

•	frequency of updates;

•	availability of third-party reimbursement;

•	conformity to standards of care; and

•	price.

      We believe our products compete favorably on these factors. However, products offered by some of our competitors offer features that may compete favorably on these factors as well. The market for diagnostic cardiology systems is highly competitive and we expect competition to intensify. Many of our competitors enjoy substantial advantages, including greater resources that can be devoted to the development, promotion and sale of their products. In addition, many of our competitors may have more established sales channels, greater product development experience or greater name recognition.

     Third-Party Reimbursement

      In the U.S., as well as in foreign countries, government-funded or private insurance programs, commonly known as third-party payors, pay a significant portion of the cost of a patient’s medical expenses. A uniform policy of reimbursement does not exist among all these payors. We believe that reimbursement is an important factor in the success of any medical device.

      All U.S. and foreign third-party reimbursement programs, whether government funded or commercially insured, are developing increasingly sophisticated methods of controlling healthcare costs through prospective reimbursement and capitation programs, group purchasing, redesign of benefits, second opinions required prior to major surgery, careful review of bills, encouraging healthier lifestyles and exploring more cost-effective methods of delivering healthcare. These types of programs can potentially limit the amount which healthcare providers may be willing to pay for medical devices.

      The federal Centers for Medicare & Medicaid Services issued a Final Rule on its Prospective Payment System For Outpatient Services on April 7, 2000. This rule provides for a new system to reimburse Medicare outpatient surgical services provided in a hospital, and currently authorizes reimbursement for procedures performed using our current products.

     Government Regulation

      Our products are medical devices subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory agencies. FDA regulations govern, among other things, the following activities that we perform and will continue to perform in connection with medical devices:

•	product design and development;

•	product testing;

•	product manufacturing;

•	product labeling and packaging;

•	product handling, storage, and installation;

•	premarket clearance or approval;

•	advertising and promotion; and

•	product sales, distribution, and servicing.

      FDA’s premarket clearance and approval requirements. Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. must first receive 510(k) clearance or premarket approval from the FDA. The FDA classifies all medical devices into one of three classes. Devices deemed to pose lower risk are placed in either class I or II, which requires the manufacturer to submit to the FDA a 510(k) premarket notification, requesting clearance of the device for commercial distribution in the U.S. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device are placed in class III requiring premarket approval.

      510(k) clearance process. The 510(k) clearance process is the process applicable to our current products. To obtain 510(k) clearance, we must submit a premarket notification to the FDA demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device, a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of premarket approval applications, or is a device that has been reclassified from class III to either class II or I. The FDA’s 510(k) clearance process usually takes three months from the date the application is submitted and filed by the FDA, but it can take significantly longer.

      After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require premarket approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or premarket approval is obtained. We have modified aspects of some of our devices since receiving regulatory clearance. Some of those modifications we believe are not significant, and therefore, new 510(k) clearances or premarket approvals are not required. Other modifications we believe are significant and we have obtained new 510(k) clearances from the FDA for these modifications. In the future, we may make additional modifications to our products after they have received FDA clearance or approval, and in appropriate circumstances, determine that new clearance or approval is unnecessary. However, the FDA may disagree with our determination and if the FDA requires us to seek 510(k) clearance or premarket approval for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain the required clearance or approval. Under these circumstances, we may also be subject to significant regulatory fines or other penalties.

      Premarket approval process. A premarket approval application must be submitted if the medical device is in class III (although the FDA has the discretion to continue to allow certain pre-amendment class III devices to use the 510(k) process) or cannot be cleared through the 510(k) process. A premarket approval application must be supported by, among other things, extensive technical, preclinical, clinical trials, manufacturing and labeling data to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device.

      After a premarket approval application is submitted and filed, the FDA begins an in-depth review of the submitted information, which typically takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA will be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with Quality System regulations. New premarket approval applications or premarket approval application supplements are required for significant modifications to the manufacturing process, labeling and design of a device that is approved through the premarket approval process. Premarket approval supplements often require submission of the same type of information as a premarket approval application, except that the supplement is limited to information needed to support any changes from the device covered by the original premarket approval application, and may not require as extensive clinical data or the convening of an advisory panel.

      Certain of our devices have been classified as class III pre-amendment devices. Although we currently have 510(k) clearance for these devices, the FDA has the discretion at any time to request premarket approval applications from us and all manufacturers of similar devices. If the FDA calls for premarket approval applications, we will be required to submit and obtain approvals for such devices within a specified period of time. If we fail to do so, we will not be allowed to continue marketing these products.

      Clinical trials. A clinical trial is almost always required to support a premarket approval application and is sometimes required for a 510(k) premarket notification. Clinical trials generally require submission of an application for an investigational device exemption to the FDA. The investigational device exemption application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the investigational protocol is scientifically sound. The investigational device exemption application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated investigational device exemption requirements. Clinical trials for a significant risk device may begin once the investigational device exemption application is approved by the FDA as well as the appropriate institutional review boards at the clinical trial sites, and the informed consent of the patients participating in the clinical trial is obtained.

      Pervasive and continuing FDA regulation. After a medical device is placed on the market, numerous FDA regulatory requirements apply, including, but not limited to the following:

•	Quality System regulation which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	Establishment Registration, which requires establishments involved in the production and distribution of medical devices, intended for commercial distribution in the U.S. to register with the FDA;

•	Medical Device Listing which requires manufacturers to list the devices they have in commercial distribution with the FDA;

•	Labeling regulations, which prohibit “misbranded” devices from entering the market, as well as prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

•	Medical Device Reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

      Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include one or more of the following sanctions:

•	fines, injunctions, and civil penalties;

•	mandatory recall or seizure of our products;

•	administrative detention or banning of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our request for 510(k) clearance or premarket approval of new product versions;

•	revocation of 510(k) clearance or premarket approvals previously granted; and

•	criminal penalties.

      International Regulation. International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ significantly.

      The European Union (currently consisting of the following 15 countries or member states: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Ireland, Luxembourg, the Netherlands, Portugal, Spain, Sweden, the United Kingdom) has adopted legislation, in the form of directives to be implemented in each member state, concerning the regulation of medical devices within the European Union. The directives include, among others, the Medical Device Directive that establishes standards for regulating the design, manufacture, clinical trials, labeling, and vigilance reporting for medical devices. Under the European Union Medical Device Directive, medical devices are classified into four classes, I, IIa, IIb, and III, with class I being the lowest risk and class III being the highest risk. Under the Medical Device Directive, a competent authority is nominated by the government of each member state to monitor and ensure compliance with the Directive. The competent authority of each member state then designates a notified body to oversee the conformity assessment procedures set forth in the Directive, whereby manufacturers demonstrate that their devices comply with the requirements of the Directive and are entitled to bear the CE marking. CE is an abbreviation for Conformité Européene (or European Conformity) and the CE marking, when placed on a product, indicates compliance with the requirements of the applicable directive. Medical devices properly bearing the CE marking may be commercially distributed throughout the European Union. We have received CE certification from the British Standards Institution for conformity with ISO 9001 allowing us to CE mark our product lines. The ISO quality system has been developed by the International Organization for Standardization to ensure that companies are aware of the standards of quality to which their products will be held worldwide. While no additional premarket approvals in individual European Union countries are required prior to marketing of a device bearing the CE marking, practical complications with respect to marketing introduction may occur. For example, differences among countries have arisen with regard to labeling requirements. Failure to maintain the CE marking will preclude us from selling our products in the European Union. We may not be successful in maintaining certification requirements necessary for distribution of our products in the European Union.

      Under the Medical Devices Regulations of Canada, all medical devices are classified into four classes, class I being the lowest risk class and class IV being the highest risk. Class I devices include among others, devices that make only non-invasive contact with the patient. Classes II, III and IV include devices of increasingly higher risk as determined by such factors as degree of invasiveness and the potential consequences to the patient if the device fails or malfunctions. Our current products sold in Canada generally fall into classes II and III. All class II, III and IV medical devices must have a valid Medical Device License issued by the Therapeutic Products Directorate of Health Canada before they may be sold in Canada (class I devices do not require such a license). We have obtained applicable Medical Device Licenses for many of our products. Failure to maintain required Medical Device Licenses in Canada or to meet other requirements of the Canadian Medical Devices Regulations (such as quality system standards and labeling requirements) for our products will preclude us from selling our products in Canada. We may not be successful in continuing to meet the medical device licensing requirements necessary for distribution of our products in Canada.

     Intellectual Property

      The success of our products depends in part on our internally developed intellectual property and other proprietary rights. We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property and other proprietary rights. We also generally enter into confidentiality agreements with our employees and technical consultants.

      As of December 31, 2002, Quinton holds various U.S. and foreign patents, which expire at various times between 2004 and 2018. Quinton also has certain patent applications pending before foreign governmental bodies. Our patents and patent applications protect various aspects of our business including: filters for filtering ECG signals, monitoring electrodes and methods of interfacing the monitoring electrodes to a patient, and devices and methods for obtaining, analyzing, and presenting physiological data, such as various cardiology information. We also have perpetual rights to certain patented technology relating to Quinton’s medical treadmills. In addition, we have registered or applied to register certain trademarks with domestic and certain foreign trademark authorities.

      Our business also depends in part on licenses to use third parties’ software in our product offerings. We believe that the agreements we have in place with these third parties generally provide for such software at fair market value and that, if any such agreements expire or terminate, we would be able to obtain alternative software at comparable prices.

     Employees

      As of December 31, 2002, we had 228 full time employees, including 43 in research and development, 60 in sales and marketing, 50 in technical support services, 49 in manufacturing and supplies operations, and 26 in finance and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. With the Burdick acquisition in January 2003, we added an additional 150 employees, including 33 in research and development, 34 in sales and marketing, 16 in service, 53 in manufacturing operations and 14 in finance and administration.

     Foreign Operations

      Prior to the acquisition of Burdick, we conducted no manufacturing operations nor did we operate any facilities outside of the United States. Sales to customers located outside the United States were approximately $5.6 million, $3.3 million, and $2.8 million in the years ended December 31, 2000, 2001 and 2002, respectively. These sales amounts do not include historical international sales of Burdick. Burdick performs certain limited sales and manufacturing activities through a majority owned joint venture operation located in Shanghai, China.

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

If we fail to successfully integrate acquired businesses, including Burdick and the treadmill manufacturing business, product lines, assets or technologies, our operating results may suffer.

      As part of our growth strategy, we acquired the treadmill manufacturing business in October 2002 and Burdick in January 2003. As a result of these acquisitions, we increased our headcount significantly and added additional products, technology and manufacturing operations. Integrating these acquisitions with our business will require a substantial amount of time and effort from our management team. This diversion of management’s attention, as well as any difficulties encountered in the integration process, could have an adverse impact on our business and our future operating results. Moreover, our failure to successfully integrate these acquisitions, particularly Burdick, may result in the loss of sales and customers of Burdick. We intend to selectively acquire other businesses, product lines, assets, or technologies. Integration of future acquisitions will require significant management attention and, if not accomplished successfully, could harm our business, our acquired entity’s business and our future operating results.

If we fail to maintain our distributor relationships our sales and operating results may suffer.

      Burdick sells its products, both domestically and internationally, principally through third party distributors, and Quinton sells its products internationally through third party distributors. While both Burdick and Quinton have well established relationships with these distributors, the underlying agreements are generally for periods of one year or less. If these agreements are cancelled or if we are unable to renew them as they expire, our sales and operating results may suffer materially.

We may need additional capital to continue our acquisition growth strategy.

      Successful continued execution of our acquisition strategy depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and, if necessary, to obtain satisfactory debt or equity financing. We are likely to require additional debt or equity financing to make any further significant acquisitions. Such financing may not be available on terms that are acceptable to us or at all. If we are required to incur additional indebtedness to fund acquisitions in the future, our cash flow may be negatively affected by additional debt servicing requirements and the terms of such indebtedness may impose covenants and restrictions that provide us less flexibility in how we operate our business. Recent performance of our stock price may make it difficult to make acquisitions using our stock as consideration. Moreover, use of our stock to fund acquisitions may have a significant dilutive effect on existing shareholders.

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

      During 2000, 2001, and 2002, we generated approximately 8% of our revenues from international sales and our growth strategy contemplates expanded efforts to increase international sales. All of our international sales in recent periods were attributable to third-party distributors, and our success in expanding international sales in the future will depend on our ability to develop and manage a network of international distributors and the performance of our distributors. Because we do not generally have long-term contracts with our distributors, our distribution relationships may be terminated on little or no notice. If we lose any significant international distributors, or if any of our distributors devote more effort to selling competing products and systems, our international sales and operating results may suffer and our growth may be limited. Consequently, our success in expanding international sales may be limited if our distributors lack, or are unable to develop, relationships with important target customers in international markets.

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

     Where You Can Get Information We File With the SEC

      We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the SEC. The address of the SEC’s Internet site is http://www.sec.gov.

      We also maintain an Internet site at http://www.quinton.com. We make available free of charge on or through our Internet site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We will voluntarily provide electronic or paper copies of our filings free of charge upon request.

Item 2.     Properties

      We have facilities located in a building complex in Bothell, Washington which house our corporate offices and certain of our manufacturing, research and development and related customer support services operations, as well as the marketing, administration and finance and administration departments. We occupy approximately 147,000 square feet in this complex. Our lease of the Bothell facility expires in December 2003. We are currently negotiating for a possible renewal of this lease beyond 2003 and also exploring other alternatives.

      We also have a facility in Deerfield, Wisconsin, which houses additional manufacturing, research and development, customer support services, marketing and finance and administrative functions. This is a 100,000 square foot leased facility. The lease expires in 2008.

Item 3. Legal Proceedings

      In November 2000, we disputed the notice of termination from a former supplier, Zymed, Inc., and initiated a lawsuit in the federal district court for the Western District of Washington against the supplier. We incurred significant costs in prosecuting this lawsuit in 2001 and in 2002. The case went to trial and concluded in January 2003. The jury found in favor of the supplier and, consequently, we did not obtain any award for damages. The Company does not expect to incur any significant additional expenses in connection with this lawsuit.

      We are not currently a party to any material legal proceedings.

Item 4.     Submission of Matters to a Vote of Shareholders

      No matters were submitted to a vote of the shareholders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5.	Market for Company’s Common Stock and Related Shareholder Matters

      Our Common Stock is traded on the Nasdaq National Market (symbol “QUIN”). The number of shareholders of record of our Common Stock at March 11, 2003, was 152.

      High and low bid quotations for our Common Stock as quoted on the Nasdaq National Market for the periods indicated, since May 6, 2002, the date our common stock began trading, are as follows.

	Stock Price

Year	High	Low

Fiscal 2002 (ended December 31, 2002)
Second Quarter (from May 6, 2002)	$9.06	$7.19
Third Quarter	8.85	5.41
Fourth Quarter	7.90	4.54

      We have never declared or paid any cash dividends on our Common Stock. We currently anticipate that we will retain any future earnings for use in the expansion and operations of our business and do not anticipate paying cash dividends in the foreseeable future.

      Our registration statement on Form S-1 under the Securities Act of 1933 (File No. 333-83272), relating to our initial public offering of common stock, without par value, was declared effective by the Securities and Exchange Commission on May 6, 2002. Pursuant to the registration statement, we registered and sold an aggregate of 4,600,000 shares of common stock, including the underwriter’s exercise of their over-allotment option to purchase 600,000 shares, at $7.00 per share, for an aggregate offering price of $32.2 million. In connection with the offering we incurred total expenses of approximately $4.0 million, including underwriting discounts and commissions of approximately $2.3 million. In May 2002, we used approximately $4.5 million of the net proceeds from the offering to repay outstanding balances under our bank line of credit. In October 2002, we used $1.0 million of the proceeds to pay part of the purchase price for the acquisition of our treadmill manufacturing business. To pay part of the purchase price to acquire 100% of the stock of Spacelabs Burdick, Inc., we used $1.3 million of the proceeds in December 2002 and $18.9 million of the proceeds in January 2003.

Item 6.     Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following selected consolidated financial data as of and for the years ended December 31, 2000, 2001, and 2002 are derived from our audited consolidated financial statements included elsewhere in this annual report on form 10-K. Historical results are not necessarily indicative of future results.

	Predecessor
	Company

	Period from	Period from
	January 1 to	June 5 to	Fiscal Year Ending December 31,
	June 4,	December 31,
	1998(1)	1998(2)(3)	1999(4)	2000	2001	2002

	(unaudited)
	(in thousands)	(in thousands, except for share data)
Consolidated Statement of Operations Data:
Revenues	$25,701	$35,660	$69,918	$50,734	$42,874	$46,496
Cost of revenues	17,594	25,033	42,438	33,719	26,020	27,883

Gross profit	8,107	10,627	27,480	17,015	16,854	18,613

	Predecessor
	Company

	Period from	Period from
	January 1 to	June 5 to	Fiscal Year Ending December 31,
	June 4,	December 31,
	1998(1)	1998(2)(3)	1999(4)	2000	2001	2002

	(unaudited)
	(in thousands)	(in thousands, except for share data)
Operating Expenses:
Research and development	3,561	2,336	7,078	7,479	5,459	5,126
Sales and marketing	9,096	8,429	15,872	13,306	9,210	9,974
General and administrative (excluding stock-based compensation)	3,678	3,581	5,179	4,525	4,913	5,273
Restructuring costs	—	—	—	645	—	—
Stock-based compensation (5)	—	—	67	215	2,664	111

Total operating expenses	16,335	14,346	28,196	26,170	22,246	20,484

Operating loss	(8,228)	(3,719)	(716)	(9,155)	(5,392)	(1,871)

Other Income (Expense):
Interest income (expense), net	—	(1,024)	(1,517)	(302)	(939)	330
Write-off note receivable and accrued interest	—	—	—	—	(1,106)	—
Other income (expense), net	—	(24)	182	369	74	(6)

Total other income (expense)	(8,228)	(1,048)	(1,335)	67	(1,971)	324

Loss from continuing operations before income taxes	—	(4,767)	(2,051)	(9,088)	(7,363)	(1,547)
Income tax benefit (provision)	—	(6)	(27)	2,088	205	192

Loss from continuing operations	(8,228)	(4,773)	(2,078)	(7,000)	(7,158)	(1,355)
Discontinued operations:
Income from operations, net			448	—	—	—
Gain (loss) on sale, net	—	—	4,732	—	(831)	—

Net income (loss)	$(8,228)	$(4,773)	$3,102	$(7,000)	$(7,989)	$(1,355)

Basic and diluted loss from continuing operations per share (6)			$(7.16)	$(13.94)	$(11.37)	$(0.17)

Shares used in computing basic and diluted loss from continuing operations per share (6)			290,264	502,065	629,647	7,887,659
Consolidated Statement of Cash Flows Data:			$(1,738)	$(2,115)	$719	$(1,369)
Cash flows from operations

Cash flows from investing activities			$13,722	$(672)	$(280)	$(3,369)

Cash flows from financing activities			$(13,123)	$2,409	$(644)	$23,902

	December 31,

	1998	1999	2000	2001	2002

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,940	$801	$423	$218	$19,382
Total assets	44,099	32,682	23,654	17,466	42,050
Current liabilities	36,116	21,530	18,183	16,578	14,378
Long-term liabilities	—	—	—	831	363
Total shareholders’ equity	$7,983	$11,152	$5,471	$57	$27,309

(1)	This period represents the historical financial information of Quinton Inc., as our predecessor.

(2)	We were originally incorporated on April 22, 1998. We had no significant operations from April 22, 1998 until June 5, 1998. On that date, we acquired all of the stock of Quinton Inc. from American Home Products Corporation. The results of operations and the purchase costs of the acquired assets and liabilities are included in our audited consolidated financial statements for the period from the acquisition to December 31, 1998, which are not included in this report.

(3)	The application of purchase accounting resulted in our recording of inventory at its estimated fair value, which was approximately $3.9 million more than our predecessor’s book value of the inventory. We expensed this increase as the inventory was sold.

(4)	The consolidated financial data as of and for the year ended December 31, 1999 are derived from our audited consolidated financial statements, which are not included in this report.

(5)	Stock-based compensation charges, though reported separately in the statement of operations, are attributed to general and administrative expenses.

(6)	See Note 2 to the consolidated financial statements for a reconciliation of the denominators used in computing basic and diluted loss per share from continuing operations for 2000, 2001, and 2002.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including future results of operations or financial position, made in this Annual Report on Form 10-K are forward looking. The words “believe,” “expect,” “intend,” “anticipate,” variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These forward-looking statements reflect management’s current expectations and involve risks and uncertainties. Our actual results could differ materially from results that may be anticipated by such forward-looking statements. The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Certain Factors That May Affect Future Results,” those discussed elsewhere in this report and those discussed in our registration statement on Form S-1 (Registration No. 333-83272) filed on February 22, 2002, as amended. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

     Critical Accounting Estimates and Policies

      The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including those affecting revenues, the allowance for doubtful accounts, the salability and recoverability of inventory, warranty liabilities, the carrying value of our investments, the useful lives of tangible and intangible assets, income taxes, putable warrants and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We use our judgment to determine whether installation we offer in connection with system sales is an inconsequential or perfunctory obligation of the overall sale. Current revenue recognition is appropriate when the obligation is viewed as inconsequential or perfunctory while revenue deferral is required when the obligations are not. We also use judgment to determine whether vendor specific objective evidence of fair value exists for undelivered software elements. If vendor specific objective evidence of fair value does not exist for an undelivered software element, all revenue associated with the original sale will be deferred until such vendor specific objective evidence exists or all elements of the arrangement have been delivered. Our judgment about whether vendor specific evidence of fair value exists is based on whether the undelivered element is sold separately at prices that are within a narrow range, or if the undelivered element is not sold separately, at established list prices which, in our judgment, will be the probable price when the undelivered element is introduced into the market. Differences could result in the amount and timing of the recorded revenues if we make different judgments or use different estimates.

      We must make estimates of the collectability of accounts receivable. We analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if we make different judgments or use different estimates.

      We value inventory at the lower of cost, on an average cost basis, or market. We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. Differences could result in the amount and timing of write-downs for any period if we make different judgments or use different estimates.

      We provide warranty service covering the systems we sell. We estimate and accrue for future costs of providing warranty service which relate principally to the hardware components of the systems, when the systems are sold. Our estimates are based in part on our warranty claims history and other relevant information. Differences could result in the amount and timing of the recorded warranty accruals if we make different judgments or use different estimates.

      We assess the carrying value of our investment in ScImage, Inc. to determine whether the market value of the investment has fallen below its carrying amount. Any difference between the carrying amount and market value would be treated as an unrealized loss and charged to operations. The basis of the security would be reduced by the amount of the unrealized loss and the resulting amount would be considered the new basis of the investment. The information to evaluate the fair value of the investment in ScImage is limited since ScImage is a privately held company. We believe that the carrying amount of the investment is appropriate, though our belief is necessarily based on limited information and subjective judgments that could change in the future.

      As part of the process of preparing our consolidated financial statements, we are required to determine our income taxes. This process involves calculating our current tax obligation or refund together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, we must include a tax provision or reduce our tax benefit in the statements of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We believe, based on a number of factors including historical operating losses, that we will not realize the future benefits of a significant portion of our net deferred tax assets and we have accordingly provided a valuation allowance against our deferred tax assets except to the extent of existing deferred tax liabilities and expected refunds. However, various factors may cause those assumptions to change in the near term.

      We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

      We have determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. Our most critical accounting policies are those related to revenue recognition, accounting for stock-based compensation, and segment reporting.

      Revenue Recognition. Our revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and to the extent revenues are allocated to software elements, AICPA Statement of Position 97-2, “Software Revenue Recognition”, as amended by AICPA Statement of Position 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.”

      Revenue from sales of systems is generally recognized when title transfers to the customer, typically upon shipment. We recognize revenue on sales of systems made to our distributors when the product is shipped to our distributors and all of our significant obligations have been satisfied. Our distributors do not have price protection or product return rights, except that our Canadian distributor has the right to return unsold products to us upon termination of our distributor agreement.

      We occasionally sell software and hardware upgrades. With respect to software revenue, the fair value of undelivered software is deferred and the residual fair value of delivered software is recognized. With respect to hardware upgrades, we recognize revenue when the hardware is shipped.

      We offer optional extended service contracts to our customers. Service revenues are recognized over the term of the extended service contracts, which generally begin after the expiration of the original warranty period. For service performed, other than pursuant to warranty and extended service contract obligations, revenue is recognized when the service is performed and collection of the resulting receivable is probable.

      Accounting for Stock-Based Compensation. We have elected to apply the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with the provisions of SFAS 123, we apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock option plans. Generally, under APB 25, if the option exercise price for a fixed award to an employee is equal to the fair value of the common stock at the date of grant of the stock option, no compensation expense is recorded. Had we chosen to account for our employee stock-based compensation under SFAS 123, our recorded net loss would have been increased by approximately $0.1 million, $0.1 million and $0.4 million for the years ended December 31, 2000, 2001 and 2002, respectively.

      We account for stock issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.Under SFAS 123 and EITF 96-18, the amount of compensation expense that is recorded is based on an option pricing model which incorporates such factors as the expected volatility of future movements in the price of the underlying stock, risk-free interest rates, the term of the options and any dividends expected to be paid. As a result, under SFAS 123 and EITF 96-18, we would generally expect to record a greater amount of compensation expense than under APB 25.

      Segment Reporting. We have adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS 131 requires companies to disclose certain information about reportable segments. Based on the criteria within SFAS 131, we have determined that we currently have one reportable segment, diagnostic cardiology systems and related services.

Overview

      We develop, manufacture, market and service a family of diagnostic cardiology systems used in the diagnosis, treatment, and rehabilitation of patients with heart disease. Our product portfolio includes electrocardiographs (ECGs), stress test systems, Holter monitoring systems, cardiac rehabilitation telemetry systems, cardiac catheterization management systems, ECG management systems, medical treadmills, electrodes and other consumables related to our products.

      On January 2, 2003, we concluded the purchase of 100% of the stock of Spacelabs Burdick, Inc. (Burdick). Based in Deerfield, Wisconsin, Burdick has approximately 150 employees. Burdick’s historical strength in ECG cardiographs, Holter monitors and cardiology information systems, combined with its distribution network focused on U.S. physicians’ offices, complements Quinton’s strength in cardiac stress testing and cardiac rehabilitation monitoring and its hospital focused direct sales force. We anticipate that the acquisition of Burdick will materially affect our results of operations beginning in 2003.

      We categorize our revenues as either systems revenue, which includes capital equipment and related items, or service revenue, which includes service contracts, equipment repair and replacement part sales. We derive our revenues primarily from the sale of our diagnostic cardiology systems and related consumables, and to a lesser extent, from services. Our revenues and operating results have depended, and will continue to depend, upon the continued adoption of our products by cardiologists and other healthcare providers. The rate of adoption is influenced significantly over the longer term by government laws and mandates, physician group guidelines, performance and pricing of our products, relationships with key physicians and hospitals and other factors.

      Our quarterly revenues also may be impacted by other factors including the length of our sales cycle, the timing of sales orders, budget cycles of our customers, competition, the timing and introduction of new versions of our products, the loss of, or difficulties affecting, key personnel and distributors, the timing of the implementation of screening mandates, changes in market dynamics or the timing of product developments or market introductions. These factors have impacted our historical results to a greater extent than has seasonality. Combinations of these factors have historically influenced our growth rate and profitability significantly in one period compared to another, and are expected to continue to influence future periods, which may compromise our ability to make accurate forecasts.

      We also derive a portion of our service revenue from sales of separate extended maintenance arrangements. We defer a portion of these revenues based on the time period of the maintenance arrangements and recognize these revenues over the applicable maintenance period. No single customer accounted for more than 10% of our revenues during any of the last three years. Domestic sales accounted for an average of approximately 92% of our revenues over the last three years.

      Cost of revenues consists primarily of the costs associated with manufacturing, assembling and testing our products, related overhead costs, and compensation and other costs related to manufacturing support and logistics. We rely on third parties to manufacture certain of our product components. Accordingly, a significant portion of our cost of revenues consists of payments to these manufacturers. Cost of service revenue consists of customer support costs, training and professional service expenses, parts and compensation. In addition, our hardware products carry a one-year warranty that includes factory repair services or replacement parts as needed. We accrue estimated expenses for warranty obligations at the time products are shipped.

      Our gross profit has been and will continue to be affected by a variety of factors, including competition, the mix and average selling prices of products, maintenance and services, new versions of products, the cost of components and manufacturing labor, fluctuations in manufacturing volumes, component shortages, and the mix of distribution channels through which our products are sold. Our gross profit will be adversely affected by price declines if we are unable to reduce costs on existing products or to introduce new versions of products with higher margins.

      Research and development expenses consist primarily of salaries and related expenses for development and engineering personnel, fees paid to consultants, and prototype costs related to the design, development, testing and enhancement of our diagnostic cardiology systems. We expense our research and development costs as they are incurred. Several components of our research and development effort require significant funding, the timing of which can cause significant quarterly variability in our expenses. We are devoting substantial resources to the continued development of new versions of products to meet the changing requirements of our customers. As a result, our research and development expenses may increase in the future.

      Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and sales support functions as well as costs associated with promotional and other marketing activities. We intend to expand our sales and marketing operations substantially, both domestically and internationally, in order to increase sales of our products. In addition, we believe part of our future success will be dependent upon establishing successful relationships with a variety of additional resellers in other countries. We expect that sales and marketing expenses will increase in absolute dollars as we expand our sales efforts in both domestic and international locations, hire additional sales and marketing personnel and initiate additional marketing programs.

      General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, legal and human resources personnel, professional fees and corporate expenses. We expect general and administrative expenses to increase in absolute dollars as we employ additional personnel and incur additional costs related to the growth of our business and our operation as a public company. Expenses we incurred in connection with litigation against a former supplier, which went to trial in January 2003, caused general and administrative expenses to grow in 2001 and 2002. We do not expect to incur any further significant expenses in connection with this litigation in 2003. Although stock-based compensation is a general and administrative expense, we present stock-based compensation separately from general and administrative expenses.

      Stock-based compensation charges are recorded when the exercise price of an option or the sales price of restricted stock is less than the fair value of the underlying common stock for awards to employees. We also record stock-based compensation charges when options are granted to non-employees. Compensation charges for non-employees are based on estimates of the underlying stock fair values and are determined using option pricing models.

     Results of Operations

      The following discussion of our results of operations should be read in conjunction with “Selected Financial Data,” the consolidated financial statements and accompanying notes and other financial data included elsewhere in this report. Our fiscal year ends on December 31.

	Fiscal Year

	2000	2001	2002

	(as a percentage of
	revenues)
Statement of Operations Data:
Revenues:
Systems	81.4%	78.9%	80.4%
Service	18.6	21.1	19.6

Total revenues	100.0	100.0	100.0

Cost of Revenues:
Systems	56.1	49.4	50.0
Service	10.4	11.3	10.0

	Fiscal Year

	2000	2001	2002

	(as a percentage of
	revenues)
Total cost of revenues	66.5	60.7	60.0

Gross margin	33.5	39.3	40.0

Operating Expenses:
Research and development	14.7	12.7	11.0
Sales and marketing	26.2	21.5	21.5
General and administrative, excluding stock-based compensation expense	8.9	11.5	11.3
Restructuring costs	1.3	0.0	0.0
Stock-based compensation	0.4	6.2	0.2

Total operating expenses	51.5	51.9	44.0

Operating loss	(18.0)	(12.6)	(4.0)

Other Income (Expense):
Interest income (expense), net	(0.6)	(0.8)	0.2
Write-off note receivable and accrued interest	0.0	(2.6)	0.0
Interest income (expense), putable warrants	0.0	(1.4)	0.5
Gain on sale of net imaging assets	0.6	0.0	0.0
Other income, net	0.1	0.2	0.0

Total other income (expense)	0.1	(4.6)	0.7

Loss from continuing operations before income taxes	(17.9)	(17.2)	(3.3)
Income tax benefit	4.1	0.5	0.4

Loss from continuing operations	(13.8)	(16.7)	(2.9)
Discontinued Operations:
Loss on sale, net	0.0	(1.9)	0.0

Net loss	(13.8)%	(18.6)%	(2.9)%

Comparison of Years Ended December 31, 2002 and December 31, 2001

Revenues

      Revenues increased by $3.6 million, or 8.4%, to $46.5 million in 2002 from $42.9 million in 2001. Systems revenue increased by $3.6 million, or 10.5%, to $37.4 million in 2002 from $33.8 million in 2001. Stress system revenues increased by $1.5 million in 2002 as compared to 2001, due primarily to continued market acceptance of our new stress product following its introduction in April 2001. In addition, we introduced the Q-Tel RMS system in May 2002, which resulted in an increase in our rehabilitation telemetry revenues of $3.8 million in 2002 as compared to 2001. The increase in stress and rehabilitation telemetry revenues was offset partially by decreases in sales of our cardiac catheterization management systems and Holter monitoring systems of $1.4 million and $0.5 million, respectively. We believe the decrease in cardiac catheterization management systems sales was principally due to the anticipated release of our next generation cardiac catheterization management product, which is scheduled for release in early 2003. Our Holter systems sales decrease was caused by an interruption in Holter component supplies when we transitioned to a new supplier in mid-2001. Service revenues increased by $0.1 million, or 0.7%, to $9.1 million in 2002 from $9.0 million in 2001.

      Systems revenues as a percentage of total revenues increased to 80.4% in 2002 from 78.9% in 2001. This increase has been primarily attributable to a larger percentage increase in our systems revenues than in our services revenues. Because we derive service revenues from our installed base, service revenue increases did not directly correlate to system revenue increases. System revenues as a percentage of total revenues increased in 2002 primarily due to the introduction of new versions of products into the market in 2002.

      The acquisition of Burdick in January 2003 will significantly increase our consolidated revenues beginning in 2003. Burdick’s revenues in 2002 were $39.0 million. Due to uncertainty created in the market during the process of the sale of Burdick and due to some overlap of Quinton’s and Burdick’s products and markets, as well as a variety of other factors, we expect that the incremental effect of the Burdick acquisition on our 2003 revenues will be less than Burdick’s actual revenues for 2002. Management has estimated that the acquisition of Burdick will add between $32 and $35 million to our consolidated revenues during 2003. There can be no assurance, however, that actual results will be in this range.

Gross Profit

      Gross profit increased by $1.7 million, or 10.4%, to $18.6 million in 2002 from $16.9 million in 2001. Overall gross margin percentage increased to 40.0% in 2002 from 39.3% in 2001. Gross profit from systems increased by $1.5 million or 11.7%, to $14.1 million in 2002 from $12.7 million in 2001. Systems gross margin improved to 37.8% in 2002 compared to 37.4% in 2001. Gross profit from service increased by $0.3 million, or 6.7%, to $4.5 million in 2002 from $4.2 million in 2001. Service gross margin improved to 49.1% in 2002 compared to 46.4% in 2001. Our overall improvement in gross margin has been driven primarily by our continued emphasis on cost reductions.

      Burdick’s gross profit margins have historically been lower than Quinton’s, averaging 32.1% from 2000 to 2002. In addition, in connection with our accounting for the purchase of Burdick, we expect to value inventories acquired in the acquisition at net realizable value. This will have the effect of reducing gross profit margins as that inventory is sold and charged to cost of revenues. Based on the foregoing, while the acquisition of Burdick is expected to increase our overall gross profit, in dollars, it may have the effect of reducing our gross profit margin as a percentage of revenues beginning in 2003.

Operating Expenses

      Research and development expenses decreased by $0.3 million, or 6.1%, to $5.1 million in 2002 from $5.5 million in 2001. As a percentage of revenues, research and development expenses decreased to 11.0% in 2002 from 12.7% in 2001. The decrease resulted primarily from reductions in staffing and outside engineering services.

      With the acquisition of Burdick, our research and development expenses are expected to increase beginning in 2003. Burdick incurred research and development expenses of $3.7 million, or 9.4% of its revenues in 2002. In connection with the acquisition of Burdick, management expects to incur a non-cash charge of approximately $2.0 million in the first quarter of 2003, associated with the write-off of acquired in-process research and development.

      Sales and marketing expenses increased by $0.8 million, or 8.3%, to $10.0 million in 2002 from $9.2 million in 2001. Sales and marketing expenses was approximately 21.5% of revenues for both 2002 and 2001. The increase, in terms of dollars, was caused partially by a $0.4 million increase in our marketing staffing in 2002, and a $0.4 million increase in commission expenses resulting from higher revenues. The increases in staffing were related to our recent introduction of new products into the market.

      With the acquisition of Burdick, we expect to increase our sales and marketing expenses beginning in 2003. Burdick incurred sales and marketing expenses of $7.8 million, or 19.9% of its revenues in 2002.

      General and administrative expenses, excluding stock-based compensation, increased by $0.4 million, or 7.3%, to $5.3 million in 2002 from $4.9 million in 2001. As a percentage of revenues, general and administrative expenses, excluding stock-based compensation, decreased to 11.3% in 2002 from 11.5% in 2001. The increase in general and administrative expenses, excluding stock-based compensation, in terms of dollars, was caused primarily by increased professional fees, insurance and other costs relating to our public company status. Expenses associated with litigation against a former supplier were approximately $0.8 million in each of 2002 and 2001. The decrease in general and administrative expenses, excluding stock-based compensation, as a percentage of revenues was attributable to higher revenues in 2002 compared to 2001.

      With the acquisition of Burdick, our general and administrative expenses are expected to increase beginning in 2003. Burdick incurred general and administrative expenses of $4.7 million, or 12.1% of its revenues in 2002.

      Stock-based compensation expense decreased by $2.6 million to $0.1 million in 2002 from $2.7 million in 2001. Stock-based compensation expense in 2002 relates to the intrinsic value of stock options granted in 2001. The expense in 2001 relates primarily to compensation expense recorded for stock options issued to an officer of the Company who was not an employee prior to December 31, 2001.

      The acquisition of Burdick is not expected to have a material effect on our stock-based compensation expenses.

Operating Loss

      Operating loss decreased by $3.5 million, or 65.3%, to $1.9 million in 2002 from $5.4 million in 2001. The decrease in operating loss was due primarily to an increase in gross profit of $1.8 million and by a decrease in operating expenses of $1.8 million. The factors that affected gross profit and operating expenses are explained above.

      The acquisition of Burdick may have a material effect on our consolidated operating income or losses beginning in 2003. The net effect of the acquisition on our consolidated operating income or loss will be dependent upon actual sales, gross profit and operating expenses that are actually realized in 2003.

Other Income (Expense)

      Other income was $0.3 million in 2002, as compared to other expense of $2.0 million in 2001. This change was partially due to $0.2 million reduction of interest expense on outstanding borrowings under our bank line of credit that we repaid in May 2002 and interest income of $0.2 million on our short-term investments. The increase in other income was also partially the result of recording interest income on putable warrants of $0.2 million in 2002 as compared to recording interest expense on putable warrants of $0.6 million in 2001. In addition, a write-off of a note receivable and related accrued interest created a non-cash expense of $1.1 million in 2001. This note receivable was partial consideration for the sale of our fitness business net assets in 1999. The company that purchased our fitness business filed for bankruptcy in August 2001. In February 2002 the assets of this bankrupt company were sold through an auction, and the proceeds were insufficient to repay the amount owed to us.

      In connection with the acquisition of Burdick, we used substantially all of our cash, plus borrowings under our line of credit, to fund the purchase price. As a result, we will incur interest expense in 2003 and do not expect to realize a material amount of interest income on invested cash.

Income Tax Benefit

      In 2002, we recognized a tax benefit of $0.2 million related principally to a refund of alternative minimum taxes paid in prior periods that we expect to receive in 2003. During 2001, we recognized a tax benefit of $0.2 million related to a carry back of tax losses to prior years.

      Our gross deferred tax assets of approximately $8.9 million have been adjusted by a valuation allowance for the net balance due to the uncertainty regarding realization. At the end of 2002 we had approximately $8.5 million of net operating loss carryforwards for federal income tax purposes that expire in 2022.

Comparison of Years Ended December 31, 2001 and December 31, 2000

Revenues

      Revenues decreased approximately $7.9 million, or 15.5%, to $42.9 million in 2001 from $50.7 million in 2000. Systems revenue decreased by 18.1%, to $33.8 million in 2001 from $41.3 million in 2000, and service revenue decreased by 4.0%, to $9.0 million in 2001 from $9.4 million in 2000. The decrease in systems revenue was caused primarily by a $4.1 million decrease in rehabilitation telemetry systems sales resulting from the delayed introduction of a new version of this product, a $4.0 million decline in Holter monitor systems sales due to the interruption in Holter component supplies when we transitioned to a new supplier, and a $2.7 million impact from the divestiture of our imaging business in 2000, partially offset by a $4.1 million increase in sales of stress test systems. The decrease in service revenues resulted primarily from a decrease in the sales of spare parts due to lower sales volumes.

Gross Profit

      Gross profit decreased approximately $0.2 million, or 0.9%, to $16.9 million in 2001 from $17.0 million in 2000. Gross profit from systems decreased approximately $0.2 million, or 1.6%, to $12.7 million in 2001 from $12.9 million in 2000, while gross profit from service increased slightly to $4.2 million in 2001 from $4.1 million in 2000. Systems gross margin improved to 37.4% in 2001 compared with 31.2% in 2000, and service gross margin improved to 46.4% compared with 44.0% in the prior year. The increase in both systems and service gross margin resulted primarily from successful personnel cost reduction efforts in our manufacturing and service operations which reduced our costs of systems and service by $0.3 million and $1.3 million, respectively, partially offset by the termination of our supply contract for our Holter systems, which adversely impacted our gross profit by approximately $1.2 million. Our restructuring in the fourth quarter of 2000 resulted in severance of 16 employees whose personnel costs were included in our systems and service cost of revenues, and resulted in $0.6 million of annual cost savings.

Operating Expenses

      Total operating expenses decreased by approximately $3.9 million, or 15.0%, to $22.2 million in 2001 from $26.2 million in 2000. As a percentage of revenues, total operating expenses increased slightly to 51.9% from 51.5% in the prior year. This dollar decrease resulted primarily from a significant reduction in overall staffing during 2000, largely through reorganization of sales and research activities, which reduced our personnel related operating expenses by $2.3 million, offset by a $2.4 million increase in stock-based compensation expense. The increase in operating expenses as a percentage of revenues was attributable to lower revenues in 2001 compared to 2000.

      Research and development expenses decreased approximately $2.0 million, or 27.0%, to $5.5 million in 2001 from $7.5 million in 2000. As a percentage of revenues, research and development expenses decreased to 12.7% from 14.7% in the prior year. The decrease in terms of both dollars and as a percentage of revenues was due primarily to a $0.4 million decline in personnel costs resulting from research and development headcount reductions and a $1.7 million decline in contract research and development costs resulting from reduced use of external development resources.

      Sales and marketing expenses decreased approximately $4.1 million, or 30.8%, to $9.2 million in 2001 from $13.3 million in 2000. As a percentage of revenues, sales and marketing expenses decreased to 21.5% from 26.2% in the prior year. The reduction in sales and marketing expenses in terms of both dollars and as a percentage of revenues was caused primarily by a $1.1 million decline in personnel costs resulting from the elimination of several sales and sales management positions in connection with the combination of our previously separate invasive and diagnostic sales organizations during 2000, and a $0.5 million reduction in commission expenses resulting from lower revenues.

      General and administrative expenses, excluding stock-based compensation, increased approximately $0.4 million, or 8.6%, to $4.9 million in 2001 from $4.5 million in 2000. As a percentage of revenues, general and administrative expenses, excluding stock-based compensation, increased to 11.5% from 8.9% in the prior year. The increase in general and administrative expenses, excluding stock-based compensation, in terms of both dollars and as a percentage of sales was caused primarily by $0.8 million in legal expenses associated with litigation against a former supplier partially offset by a $0.3 million decline in general and administrative personnel costs resulting from general and administrative headcount reductions.

      General and administrative expenses, including stock-based compensation, increased approximately $2.8 million, or 59.9%, to $7.6 million in 2001 from $4.7 million in 2000. As a percentage of revenues, general and administrative expenses, including stock-based compensation, increased to 17.7% from 9.3% in the prior year. The increase in general and administrative expense, including stock-based compensation, principally resulted from $2.6 million of stock-based compensation expense recognized when we accelerated vesting of options held by our non-employee chief executive officer when he became an employee effective December 31, 2001.

      Restructuring costs of $0.6 million in 2000 consist entirely of severance costs for 36 employees at our Bothell, Washington facilities and three foreign employees. Our restructuring was announced in October 2000, and severance payments were due through 2002. The reductions in our workforce included employees in our manufacturing, engineering, sales and marketing, finance and administration, technical service and procurement departments.

      Stock-based compensation expense increased approximately $2.5 million to $2.7 million in 2001 from $0.2 million in 2000. The charges relate primarily to variable compensation expense recorded on issued options.

Operating Loss

      Operating loss decreased $3.8 million, or 41.1%, to $5.4 million in 2001 from $9.2 million in 2000. Although we experienced a decline in revenues of approximately $7.9 million, we reduced our operating loss by significantly decreasing our overall cost structure. Excluding stock-based compensation expense, our operating losses decreased $6.2 million, or 69.5%, to $2.7 million in 2001 from $8.9 million in 2000.

Other Income (Expense)

      Other expense increased $2.0 million in 2001 from other income of $0.1 million in 2000.

      Net interest expense increased approximately $0.6 million to $0.9 million in 2001 from $0.3 million in 2000. Interest expense includes $0.6 million of non-cash expense related to a required adjustment to the carrying value of putable warrants in 2001.

      Write-off of a note receivable and related accrued interest created a non-cash expense of $1.1 million in 2001. This note receivable was partial consideration for the sale of our fitness business net assets in 1999; the company that purchased our fitness business filed for bankruptcy in August 2001. In February 2002 the assets of this bankrupt company were sold through an auction, and the proceeds were insufficient to repay the amount owed to us.

      Other income recorded in 2000 was a gain of $0.3 million associated with the sale of our imaging net assets to ScImage, Inc. In return for our imaging inventory with a net book value of $0.8 million and the assumption of our warranty and installation obligations of $0.1 million, we received shares of ScImage valued at $1.0 million.

Income Tax Benefit

      During 2001 we recognized a tax benefit of $0.2 million for additional amounts recaptured from the payment of taxes on the sale of our fitness business in 1999 through our ability to carry back tax losses generated subsequent to the sale. During 2000 we recorded an income tax benefit of $2.1 million based on the application of our net operating loss in 2000 to prior years. Our 2001 gross deferred tax assets of approximately $7.7 million have been adjusted by a valuation allowance for the net balance due to the uncertainty regarding realization. At the end of 2001 we had approximately $7.5 million of net operating loss carryforwards for federal income tax purposes that expire in 2022.

Discontinued Operations

      The loss related to discontinued operations was $0.8 million in 2001. There was no comparable loss in 2000. In December 1999 we sold our discontinued fitness business net assets to StairMaster and in connection with the sale we entered into a sub-lease with StairMaster for the portion of our leased facilities associated with that business. StairMaster filed for bankruptcy in August 2001. We recognized the loss related to discontinued operations as a result of the acquirer of the net assets of this bankrupt company not assuming the full remaining lease term.

Liquidity and Capital Resources

      During 2002, we used cash of $1.4 million in operating activities. This cash flow resulted primarily from a $0.5 million loss, excluding non-cash income and expenses, and an increase in working capital of $0.9 million associated with the overall growth of our business. The increase in working capital was primarily due to an increase in accounts receivable of approximately $1.3 million, an increase in inventory of approximately $0.9 million, increases in accounts payable and accrued liabilities of approximately $0.6 million, a decrease in warranty liabilities of $0.2 million, and an increase in deferred revenues of $0.9 million. During 2001, we generated cash from operating activities of $0.7 million, which was primarily due to an income tax refund of approximately $1.4 million and a reduction of our working capital of approximately $0.9 million, offset by a $1.6 million loss, excluding non-cash expenses. Excluding the impact of the tax refund, we used cash in operating activities of $0.7 million during 2001.

      During 2002, we incurred $5.1 million of research and development expenses. We expect to continue incurring research and development expenses. We prioritize our research and development spending to continue development of new product versions and to meet the changing requirements of our customers. As a result, our research and development expenses will continue in the future.

      Net cash used in investing activities was $3.4 million in 2002 and $0.3 million in 2001. During 2002, we made purchases of capital equipment of $1.0 million, deposited cash of $1.3 million to an escrow fund for the purchase of Spacelabs Burdick, Inc., and we used $1.0 million of cash and issued $0.9 million of notes to purchase the medical treadmill business. Our capital expenditures in 2002 related primarily to the purchase of an enterprise resource planning system and a telephone system. In 2001, our capital expenditures related to various smaller purchases.

      Net cash from financing activities of $23.9 million during 2002 was due primarily to proceeds of $28.2 million, net of offering expenses, received from our initial public offering and from proceeds of $0.3 million received from the purchase of common stock under our employee stock purchase plan. The proceeds were offset by net repayments of borrowings on our bank line of credit of $4.5 million and by a cash payment of $0.2 million to a holder of putable warrants that exercised their put option. Net cash used for financing activities of $0.6 million in 2001 was due primarily to net repayments on our bank borrowings.

      In December 2002, in order to provide additional funding for the acquisition of Burdick, we established a $12.0 million revolving credit facility with Silicon Valley Bank subject to certain accounts receivable and inventory provisions relating to both Quinton and Burdick. This facility has a term of two years. All borrowings under this facility will be classified as current liabilities. As of December 31, 2002, no borrowings were outstanding. Outstanding balances under this facility bear interest at a variable rate ranging from a minimum of the prime lending rate plus 0.5% to a maximum of the prime lending rate plus 1.5%, based on a ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). We have maintained the same commercial banking relationship since June 1998.

      The tables below summarize our contractual obligations and other commercial commitments as of December 31, 2002:

		Less than	1 – 3	4 – 5	After
	Total	1 year	years	years	5 years

Contractual Obligations
Long-term debt	$726	$363	$363	$—	$—
Operating leases	1,556	1,501	55	—	—
Holter licenses	340	340	—	—	—

Total contractual cash obligations	$2,622	$2,204	$418	$—	$—

		Less than	1 – 3	4 – 5	After
	Total	1 year	years	years	5 years

Other Commercial Commitments
Line of credit	$—	$—	$—	$—	$—
Guarantees	—	—	—	—	—

Total commercial commitments	$—	$—	$—	$—	$—

      The acquisition of Burdick will have the effect of increasing our contractual obligations beginning in 2003. Burdick has operating lease obligations totaling $3.8 million, of which $0.6 million is due in less than one year, $2.0 million is due in one to three years, and $1.2 million is due in four to five years. The acquisition of Burdick will not have an impact on our other commercial commitments.

      We anticipate that, for 2003, proceeds from our initial public offering in May 2002, together with our future expected operating cash flow and borrowings available to us under credit facilities, will be sufficient to meet operating expenses, working capital requirements, capital expenditures and other obligations for at least 12 months. Our ability to repay borrowings under the bank line of credit and to satisfy other liabilities may depend on future operating performance. We may be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. In addition, we are continually considering intellectual property and other acquisitions that complement or expand our existing business or that may enable it to expand into new markets. Future acquisitions may require additional debt, equity financing or both. We may not be able to obtain any additional financing, or may not be able to obtain additional financing on acceptable terms.

     Initial Public Offering

      In May 2002, we consummated an initial public offering of our common stock. In the offering, we sold 4,000,000 shares of our common stock at a price of $7.00 per share. In addition, in June 2002, the underwriters of the offering exercised their over-allotment option to purchase an additional 600,000 shares at $7.00 per share. Proceeds from the offering, including the over-allotment shares, were approximately $28.2 million, net of underwriting discounts and offering expenses. The principal purposes of the offering were to obtain additional working capital and to establish a public market for our common stock. In May 2002, we used approximately $4.5 million of the offering proceeds to repay the outstanding balance under our line of credit. In October 2002, we used $1.0 million of the offering proceeds to pay part of the purchase price for the treadmill business acquisition described below. During the months of December 2002 and January 2003, we used $20.2 million of the offering proceeds to pay part of the purchase price to acquire 100% of the stock of Spacelabs Burdick, Inc.

     Medical Treadmill Manufacturing Line Acquisition

      On October 1, 2002, we acquired the medical treadmill manufacturing line and related assets and technology rights from our previous supplier of these treadmills. Consideration for the purchase included $1,000,000 in cash and approximately $900,000 in notes payable over two years. Medical treadmills are an integral component of cardiac stress testing systems and cardiac rehabilitation systems. This acquisition will permit us to continue to develop the underlying technology of the treadmills in concert with advances in its cardiac monitoring systems. We also expect to pursue design changes that will provide updated features, drive a reduction in per-unit costs and possibly result in an array of medical treadmills at different price points. In connection with the transaction, we will manufacture certain treadmills under an OEM contract for two years, subject to certain terms and conditions. We expect annual revenue from the OEM contract sales of these treadmills to be approximately $1.5 million over the term of the contract.

     Spacelabs Burdick, Inc. Acquisition

      On January 2, 2003, we concluded the purchase of 100% of the stock of Spacelabs Burdick, Inc. (Burdick) for $24.0 million in cash, plus transaction related costs of $700,000. The purchase price is subject to certain post-closing adjustments. Based in Deerfield, Wisconsin, Burdick has approximately 150 employees. Burdick’s historical strength in ECG cardiographs, Holter monitors and cardiology information systems, combined with its distribution network focused on U.S. physicians’ offices, complements Quinton’s strength in cardiac stress testing and cardiac rehabilitation monitoring and its hospital focused direct sales force. The purchase was funded with approximately $20.2 million in cash plus a partial draw down on our revolving bank credit facility.

      At the time of the purchase, $1,300,000 of the purchase price was held back as an offset against the estimated value of certain of Burdick’s accounts receivable which are to be retained and collected by Burdick’s former owner and treated, effectively, as a reduction in the purchase price. The actual amount of such accounts receivable was subsequently determined to be $1,473,000. By the terms of the agreement, the difference of $173,000 will be paid to us by the former owner.

      In addition, by the terms of the agreement, the purchase price is subject to adjustment based on net working capital (as defined in the agreement) as of the date of the purchase. Based on the seller’s determination of the working capital as of the date of the purchase, the purchase price would be reduced by $1,119,000 and this amount would be refunded to us in addition to the $173,000 discussed above. We are currently in the process of determining the appropriate purchase price adjustment with the seller. This matter will be resolved either through negotiation or through a third party arbitration process, as outlined in the purchase agreement.

     Quarterly Financial Results

      The following table sets forth selected unaudited quarterly financial information and operating data for the last eight quarters. This information has been prepared on the same basis as our audited consolidated financial statements and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair statement of the quarterly results for the periods. The operating results and data for any quarter are not necessarily indicative of the results for future periods.

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001	2002	2002	2002	2002

	(In thousands, except for share data)
Consolidated Statement of Operations Data:
Revenues	$10,078	$11,483	$10,830	$10,483	$10,389	$11,259	$11,655	$13,193
Cost of revenues	6,252	7,283	6,349	6,136	6,236	6,882	7,068	7,697

Gross profit	3,826	4,200	4,481	4,347	4,153	4,377	4,587	5,496
Operating Expenses:
Research and development	1,494	1,512	1,206	1,247	1,353	1,334	1,205	1,234
Sales and marketing	2,246	2,518	2,381	2,065	2,453	2,466	2,460	2,595
General and administrative (excluding stock-based compensation)	1,284	1,213	1,151	1,265	1,483	1,106	1,434	1,250
Stock-based compensation	139	312	577	1,636	35	35	23	18

Total operating expenses	5,163	5,555	5,315	6,213	5,324	4,941	5,122	5,097

Operating income (loss)	(1,337)	(1,355)	(834)	(1,866)	(1,171)	(564)	(535)	399
Other Income (Expense):
Interest income (expense), net	(88)	(95)	(93)	(82)	(73)	17	97	70

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001	2002	2002	2002	2002

	(In thousands, except for share data)
Non-cash interest income (expense), putable warrants	—	(62)	(186)	(333)	—	133	161	(75)
Write-off note receivable and accrued interest	—	—	—	(1,106)	—	—	—	—
Other income (expense), net	(6)	30	23	27	3	—	(2)	(7)

Total other income (expense)	(94)	(127)	(256)	(1,494)	(70)	150	256	(12)

Income (loss) from continuing operations before income taxes	(1,431)	(1,482)	(1,090)	(3,360)	(1,241)	(414)	(279)	387
Income tax benefit (provision)	211	(14)	—	8	(10)	(4)	(2)	208

Income (loss) from continuing operations	(1,220)	(1,496)	(1,090)	(3,352)	(1,251)	(418)	(281)	595
Loss from discontinued segment	—	—	—	(831)	—	—	—	—

Net income (loss)	$(1,220)	$(1,496)	$(1,090)	$(4,183)	$(1,251)	$(418)	$(281)	$595

Basic and diluted income (loss) from continuing operations per share	$(2.01)	$(2.41)	$(1.72)	$(5.20)	$(1.91)	$(0.06)	$(0.02)	$0.05

Net income (loss) per share	$(2.01)	$(2.41)	$(1.72)	$(6.49)	$(1.91)	$(0.06)	$(0.02)	$0.05

Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS 143 is effective for the Company’s 2003 fiscal year. The adoption of SFAS 143 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity should be recognized at fair value when the liability is incurred. SFAS 146 is effective for the Company’s 2003 fiscal year. The adoption of SFAS 146 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This standard establishes disclosure requirements for December 31, 2002 financial statements for companies that make certain types of guarantees. Beginning in 2003, the standard requires that companies record the fair value of certain types of guarantees as a liability in the financial statements. The Company does not expect the interpretation to have a material impact on the Company’s consolidated financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement 123” (SFAS 148). SFAS 148 provides new transition alternatives for companies adopting the fair value method of accounting for stock-based compensation prescribed by SFAS 123 and changes certain disclosure requirements for companies electing to continue applying the APB 25 intrinsic value method. The Company has no current plans to adopt the fair value method of accounting but has revised its disclosures accordingly.

      In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables” with respect to determining when and how to allocate revenue from sales with multiple deliverables. The EITF 00-21 consensus provides a framework for determining when and how to allocate revenue from sales with multiple deliverables based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the adoption of this consensus will have a material impact on the Company’s consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We develop products in the U.S. and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our revenues are currently priced in U.S. dollars and are translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. Interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term investments calculated at variable rates.

      We own preferred equity securities of a privately held company, ScImage, Inc., which we account for using the cost method. The fair value of our investment is not readily determinable from published market data, so we use our judgment to estimate the fair value. If the estimated fair value of this investment were to decline to an amount below its carrying amount, and we considered the decline other than temporary, we would record a loss. We believe that our $1 million carrying amount of this investment is appropriate, though our belief is necessarily based on our estimate of fair value.

Item 8.	Financial Statements and Supplementary Data

      The consolidated financial statements and supplementary data are included beginning on page F-1 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      As of May 10, 2002, we dismissed Arthur Andersen LLP (“Arthur Andersen”) as our independent accountant. Arthur Andersen had served as our independent accountant since May 1999. The decision to change our independent accountant was recommended by our Audit Committee and approved by our Board of Directors. Arthur Andersen’s reports on the financial statements for each of the past two years have not contained an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. We have had no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

      During the period that Arthur Andersen served as our independent accountant and through May 10, 2002, there have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

      On May 10, 2002, we engaged KPMG LLP (“KPMG”) as our independent accountant to audit our financial statements for the fiscal year ending December 31, 2002. The decision to engage KPMG was recommended by our Audit Committee and approved by our Board of Directors.

      Since May 1999 and through May 10, 2002, we had not consulted with KPMG regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, that was an important factor we considered in reaching a decision on an accounting, auditing, or financial reporting issue, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was the subject of either a disagreement or a reportable event.

PART III

Item 10.	Executive Officers and Directors of the Company

      Information called for by Part III, Item 10, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 16, 2003, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2002, our fiscal year end.

Item 11.	Executive Compensation

      Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 16, 2003, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information called for by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 16, 2003 and is incorporated herein by reference.

Equity Compensation Plan Information

      The following table provides information as of December 31, 2002 about Quinton’s common stock that may be issued upon the exercise of outstanding stock options and other rights granted to employees, consultants or directors under our currently existing equity compensation plans.

Number of securities
remaining available for
	Number of		future issuance under
	securities to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in the
Plan category	warrants and rights	warrants and rights	first column)(1)(2)(3)

Equity compensation plans approved by security holders	1,449,324	$3.37	225,867
Equity compensation plans not approved by security holders	—	—	—

Total	1,449,324	$3.37	225,867

(1)	Includes 185,949 shares remaining available for purchase under Quinton’s 2002 Employee Stock Purchase Plan. The 2002 Employee Stock Purchase Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the least of (1) 227,272 shares, (2) an amount equal to 2 percent of the outstanding shares of the common stock of the Company as of the end of the immediately preceding fiscal year on a fully diluted basis, and (3) a lesser amount determined by our Board of Directors. Excludes 227,272 additional shares of common stock that became available for purchase under the 2002 Employee Stock Purchase Plan on January 1, 2003 pursuant to the evergreen formula.

(2)	Includes 39,918 shares remaining available for issuance under Quinton’s 2002 Stock Incentive Plan. The 2002 Stock Incentive Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the least of (1) 681,818 shares, (2) an amount equal to 3 percent of the number of shares of common stock outstanding on a fully diluted basis as of the end of our immediately preceding fiscal year, and (3) a lesser amount determined by our Board of Directors. Excludes 406,198 additional shares of common stock that became available for issuance under the 2002 Stock Incentive Plan on January 1, 2003 pursuant to the evergreen formula. Also excludes shares that will become issuable under the 2002 Stock Incentive Plan if and when they cease to be subject to outstanding awards (other than by reason of exercise or settlement of the awards) under our 1998 Amended and Restated Equity Incentive Plan (which was suspended on the effective date of our initial public offering).

      (3) Our stock option grant program for nonemployee directors is administered under the 2002 Stock Incentive Plan and provides for the following automatic grants of stock to each of our nonemployee directors: (1) an initial grant to purchase 10,000 shares of our Common Stock as of the date of the director’s initial election or appointment to the Board and (2) an annual grant to purchase 5,000 shares of our common stock immediately following each year’s annual shareholders meeting, except that any nonemployee director who received an initial grant within three months before an annual meeting of shareholders will not receive an annual grant until immediately following the second annual meeting after the date of the initial grant. Stock options granted under this program will vest and become exercisable in equal monthly installments over the 12-month period following the grant date (assuming continued Board service).

Item 13.     Certain Relationships and Related Transactions

      Information called for by Part III, Item 13, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 16, 2003, and is incorporated herein by reference.

PART IV

Item 14.     Controls and Procedures

      We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures within 90 days prior to the filing of this annual report of Form 10-K and have determined that such disclosure controls and procedures are effective.

      There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a) Documents filed as part of this Report:

           (1) Index to Financial Statements:

           (2) Index to Financial Statement Schedules:

All schedules are omitted because they are inapplicable or the requested information is shown in the consolidated financial statements or the related notes thereto.

           (3) Index to Exhibits:

                The Exhibit Index is included on pages 38 to 39.

      (b) Reports on Form 8-K:

      On November 12, 2002, we filed a Form 8-K under Item 9 to report the termination of a shareholders’ agreement among certain of our shareholders and the expiration of the 180-day lock-up period pursuant to a lock-up agreement entered into among the managing underwriter of our IPO and our directors, officers and significant shareholders.

      On December 23, 2002, we filed a Form 8-K under Item 5 to report that we had entered into an agreement to purchase all of the outstanding shares of capital stock of Burdick, Inc.

EXHIBIT INDEX

Exhibit
Number		Description

2	.1(1)	Stock Purchase Agreement dated December 23, 2002 by and among Spacelabs Medical, Inc., Spacelabs Burdick, Inc., Quinton Cardiology Systems, Inc. and Datex-Ohmeda, Inc.
2	.2(1)	Technology Cross-License Agreement by and between Spacelabs Medical, Inc. and Spacelabs Burdick, Inc.
2	.3(1)	ABPM Private Label Distribution Agreement by and between Spacelabs Medical, Inc. and Spacelabs Burdick, Inc.
2	.4(1)	Sales and Marketing Cooperation Agreement by and among Spacelabs Medical, Inc., Spacelabs Burdick, Inc. and Quinton Cardiology Systems, Inc.
3	.1(2)	Amended and Restated Articles of Incorporation of the registrant.
3	.2(2)	Amended and Restated Bylaws of the registrant.
4	.1(2)	Specimen Company Stock Certificate.
4	.2(2)	Investors’ Rights Agreement.
10	.1(2)	1998 Amended and Restated Equity Incentive Plan.
10	.2(2)	2002 Stock Incentive Plan.
10	.3(2)	2002 Employee Stock Purchase Plan.
10	.4(2)	Stock Option Grant Program for Nonemployee Directors.
10	.5(2)	2002 Management Incentive Plan.
10	.6(2)	Form of Indemnification Agreement.
10	.7(2)	Lease Agreement between Quinton Inc. and AHP Subsidiary Holding Corporation regarding premises at Bothell, Washington, dated August 31, 1998.
10	.8(2)	First Amendment to Lease between Quinton Inc. and AHP Subsidiary Holding Corporation, dated August 31, 1998.
10	.9(2)	OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated August 1, 2000.
10	.10(2)	OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated October 17, 2000.
10	.11(2)	OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated October 1, 2001.
10	.12(2)	Addendum No. 1 to the OEM Agreement between Mortara Instrument, Inc. and Quinton Inc. dated August 1, 2001.
10.13		Loan and Security Agreement between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated December 30, 2002.
10.14		Amendment to Loan Documents between Quinton Cardiology Systems, Inc., Quinton Inc. and Burdick, Inc. and Silicon Valley Bank dated January 9, 2003.
10.15		Streamline Facility Agreement between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated as of December 30, 2002.
10.16		Cross-Corporate Continuing Guaranty between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated December 30, 2002.
10.17		Intellectual Property Security Agreement between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated December 30, 2002.
10.18		Assumption Agreement between Quinton Cardiology Systems, Inc., Quinton Inc. and Burdick, Inc. and Silicon Valley Bank dated January 9, 2003.
10.19		Cross-Corporate Continuing Guaranty between Burdick Inc. and Silicon Valley Bank dated January 9, 2003.
10.20		Intellectual Property Security Agreement between Burdick, Inc. and Silicon Valley Bank dated January 9, 2003.
10.21		Lease Agreement between Carl Ruedebusch LLC and Burdick, Inc. regarding premises at Deerfield Industrial Park in Deerfield, Wisconsin dated as of April 6, 1998.
21.1		Subsidiaries.
23.1		Independent Auditor’s Consent.
23.2		Notice Regarding Lack of Consent of Arthur Andersen LLP.

Exhibit
Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-49755) filed on January 17, 2003.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-83272).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUINTON CARDIOLOGY SYSTEMS, INC.

By:	/s/ MICHAEL K. MATYSIK

Name: Michael K. Matysik
Title: Chief Financial Officer

Date: March 18, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 18th day of March, 2003.

Signature	Title	Date

/s/ RUEDIGER NAUMANN-ETIENNE Ruediger Naumann-Etienne	Chairman and Chief Executive Officer (Principal Executive Officer)	March 18, 2003

/s/ MICHAEL K. MATYSIK Michael K. Matysik	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2003

/s/ JOHN R. HINSON John R. Hinson	President, Chief Operating Officer and Director	March 18, 2003

/s/ W. ROBERT BERG W. Robert Berg	Director	March 18, 2003

/s/ HARVEY N. GILLIS Harvey N. Gillis	Director	March 18, 2003

/s/ WILLIAM R. HAMBRECHT William R. Hambrecht	Director	March 18, 2003

I, Ruediger Naumann-Etienne, certify that:

      1.     I have reviewed this annual report on Form 10-K of Quinton Cardiology Systems, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RUEDIGER NAUMANN-ETIENNE

Name: Ruediger Naumann-Etienne

Title:	Chairman of the Board and Chief Executive Officer

Date: March 18, 2003

I, Michael K. Matysik, certify that:

      1.     I have reviewed this annual report on Form 10-K of Quinton Cardiology Systems, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL K. MATYSIK

Name: Michael K. Matysik

Title:	Senior Vice President and Chief Financial Officer

Date: March 18, 2003

QUINTON CARDIOLOGY SYSTEMS, INC.

AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Quinton Cardiology Systems, Inc. Board of Directors and Shareholders:

      We have audited the accompanying consolidated balance sheet of Quinton Cardiology Systems, Inc. (a California corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Quinton Cardiology Systems, Inc. and subsidiaries as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 8, 2002, except for the matter discussed in Note 19 to those financial statements, for which their report date was March 29, 2002.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quinton Cardiology Systems, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Seattle, Washington

February 7, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of QIC Holding Corp.:

      We have audited the accompanying consolidated balance sheets of QIC Holding Corp. (a California corporation, since renamed as Quinton Cardiology Systems, Inc.) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QIC Holding Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Seattle, Washington

February 8, 2002, (except for Note 17,
for which the date is March 29, 2002)

This audit report of Arthur Andersen LLP, our former independent public accountants, is a copy of the original report dated February 8, 2002 rendered by Arthur Andersen LLP on our consolidated financial statements included in our Form S-1 (Registration No. 333-83272) filed on February 22, 2002, as amended. This audit report has not been reissued by Arthur Andersen LLP since February 22, 2002 nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K. We are including this copy of the Arthur Andersen LLP audit report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933. For further discussion, see Exhibit 23.2 to the Form 10-K for the fiscal year ended December 31, 2002, of which this report forms a part.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2002

	(in thousands, except
	share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$218	$19,382
Accounts receivable, net of allowance for doubtful accounts of $385 and $398, respectively	6,123	7,384
Inventories	6,161	7,462
Prepaid expenses and other current assets	626	528
Income taxes receivable	—	206

Total current assets	13,128	34,962
Machinery and equipment, net of accumulated depreciation and amortization of $3,392 and $4,382, respectively	3,165	3,510
Patents, net of accumulated amortization of $437 and $567, respectively	173	393
Goodwill	—	860
Investment in unconsolidated entity	1,000	1,000
Restricted cash deposit	—	1,325

Total assets	$17,466	$42,050

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$4,471	$—
Current portion of long term debt	—	363
Accounts payable	4,029	4,776
Accrued liabilities	2,548	3,415
Warranty liability	1,269	1,089
Deferred revenue	3,556	4,407
Putable warrants	705	328

Total current liabilities	16,578	14,378
Long term debt, net of current portion	—	363
Sublease liability, net of current portion	831	—

Total liabilities	17,409	14,741

Shareholders’ Equity:
Preferred stock (50,000,000 shares authorized):
Series A convertible preferred stock, no par value, aggregate liquidation preferences of $12,230 at December 31, 2001, 12,454,545 shares designated, 12,230,000 shares issued and outstanding at December 31, 2001	12,230	—
Series B convertible preferred stock, no par value, aggregate liquidation preferences of $865 at December 31, 2001, 6,000,000 shares designated, 865,000 shares issued and outstanding at December 31, 2001	865	—
Common stock (100,000,000 shares authorized), no par value, 677,275 and 12,049,136 shares issued and outstanding at December 31, 2001 and 2002, respectively	3,490	45,085
Deferred stock-based compensation	(287)	(180)
Accumulated deficit	(16,241)	(17,596)

Total shareholders’ equity	57	27,309

Total liabilities and shareholders’ equity	$17,466	$42,050

The accompanying notes are an integral part of these financial statements.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2000	2001	2002

	(in thousands, except share
	and per share amounts)
Revenues:
Systems	$41,318	$33,833	$37,389
Service	9,416	9,041	9,107

Total revenues	50,734	42,874	46,496

Cost of Revenues:
Systems	28,447	21,170	23,247
Service	5,272	4,850	4,636

Total cost of revenues	33,719	26,020	27,883

Gross profit	17,015	16,854	18,613

Operating Expenses:
Research and development	7,479	5,459	5,126
Sales and marketing	13,306	9,210	9,974
General and administrative (excluding $215, $2,664, and $111 of stock-based compensation, respectively)	4,525	4,913	5,273
Restructuring costs	645	—	—
Stock-based compensation	215	2,664	111

Total operating expenses	26,170	22,246	20,484

Operating loss	(9,155)	(5,392)	(1,871)

Other Income (Expense):
Interest income	—	—	225
Interest expense	(302)	(358)	(114)
Interest income (expense), putable warrants	—	(581)	219
Write-off of note receivable and accrued interest	—	(1,106)	—
Gain on sale of net imaging assets	341	—	—
Other income (expense), net	28	74	(6)

Total other income (expense)	67	(1,971)	324

Loss from continuing operations before income taxes	(9,088)	(7,363)	(1,547)
Income tax benefit	2,088	205	192

Loss from continuing operations	(7,000)	(7,158)	(1,355)
Discontinued operations:
Loss on sale of discontinued segment, net of applicable income taxes of $0	—	(831)	—

Net loss	$(7,000)	$(7,989)	$(1,355)

Basic and diluted net loss per share:
Continuing operations	$(13.94)	$(11.37)	$(0.17)

Discontinued operations	$—	$(1.32)	$—

Net loss	$(13.94)	$(12.69)	$(0.17)

Weighted average shares used to compute basic and diluted net loss per share	502,065	629,647	7,887,659

The accompanying notes are an integral part of these financial statements.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Series A		Series B
	Preferred Stock		Preferred Stock		Common Stock		Deferred
							Stock	Accumulated
	Amount	Shares	Amount	Shares	Amount	Shares	Compensation	Deficit	Total

	(dollars in thousands, except share amounts)
Balance, December 31, 1999	$12,230	12,230,000	$—	—	$597	1,066,405	$(191)	$(1,252)	$11,384
Issuance of common stock upon exercise of stock options	—	—	—	—	7	26,667	—	—	7
Deferred stock compensation	—	—	—	—	482	—	(482)	—	—
Issuance of Series B Preferred Stock	—	—	865	865,000	—	—	—	—	865
Cancellation of deferred stock compensation in connection with termination	—	—	—	—	(80)	—	80	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	215	—	215
Net loss	—	—	—	—	—	—	—	(7,000)	(7,000)

Balance, December 31, 2000	12,230	12,230,000	865	865,000	1,006	1,093,072	(378)	(8,252)	5,471
Issuance of common stock upon exercise of stock options	—	—	—	—	5	10,403	—	—	5
Repurchase of shares in connection with termination	—	—	—	—	(94)	(426,200)	—	—	(94)
Deferred stock compensation	—	—	—	—	2,573	—	(2,573)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	2,664	—	2,664
Net loss	—	—	—	—	—	—	—	(7,989)	(7,989)

Balance, December 31, 2001	12,230	12,230,000	865	865,000	3,490	677,275	(287)	(16,241)	57
Issuance of common stock upon exercise of stock options	—	—	—	—	60	91,191	—	—	60
Deferred stock compensation	—	—	—	—	4	—	(4)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	111	—	111
Proceeds from issuance of common stock, net of issuance costs	—	—	—	—	28,184	4,600,000	—	—	28,184
Conversion of preferred stock to common stock	(12,230)	(12,230,000)	(865)	(865,000)	13,095	6,639,347	—	—	—
Proceeds from issuance of stock under employee stock purchase plan	—	—	—	—	252	41,323	—	—	252
Net loss	—	—	—	—	—	—	—	(1,355)	(1,355)

Balance, December 31, 2002	$—	—	$—	—	$45,085	12,049,136	$(180)	$(17,596)	$27,309

The accompanying notes are an integral part of these financial statements.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2000	2001	2002

	(in thousands)
Operating Activities:
Net loss	$(7,000)	$(7,989)	$(1,355)
Adjustments to reconcile net loss to net cash from operating activities —
Depreciation and amortization	1,196	1,148	1,197
Loss on sale of equipment	24	58	21
Amortization of deferred stock-based compensation	215	2,664	111
Gain on sale of net imaging assets	(341)	—	—
Non-cash interest income	(46)	—	—
Interest expense (income), putable warrants	—	581	(219)
Write-off of note receivable and accrued interest	—	1,106	—
Loss on sale of discontinued segment	—	831	—
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	6,690	2,055	(1,261)
Inventories	2,864	270	(876)
Prepaid expenses and other assets	41	18	55
Income taxes receivable and payable	(3,605)	1,209	(206)
Accounts payable	(2,013)	340	712
Accrued liabilities	(524)	(1,042)	(164)
Warranty liability	(405)	(531)	(235)
Deferred revenue	789	1	851

Net cash flows from operating activities	(2,115)	719	(1,369)

Investing Activities:
Restricted cash deposit for acquisition	—	—	(1,325)
Acquisition of treadmill manufacturing business	—	—	(1,000)
Purchases of machinery and equipment	(672)	(280)	(1,044)

Net cash flows from investing activities	(672)	(280)	(3,369)

Financing Activities:
Borrowings (repayments) on bank line of credit, net	1,537	(555)	(4,471)
Proceeds from issuance of common stock, net of issuance costs of $3,981	—	—	28,471
Proceeds from issuance of preferred stock	865	—	—
Redemption of putable warrants	—	—	(158)
Proceeds from exercise of stock options	7	5	60
Repurchase of shares in connection with termination	—	(94)	—

Net cash flows from financing activities	2,409	(644)	23,902

Net change in cash and cash equivalents	(378)	(205)	19,164
Cash and cash equivalents, beginning of year	801	423	218

Cash and cash equivalents, end of year	$423	$218	$19,382

Supplemental disclosure of cash flow information:
Cash paid for interest	$450	$389	$131

Notes issued in connection with acquisition of treadmill manufacturing business	$—	$—	$925

Non-marketable securities received in connection with sale of net imaging assets	$1,000	$—	$—

Cash paid (refunds received) for income taxes	$1,563	$(1,410)	$—

The accompanying notes are an integral part of these financial statements.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Description of Business

      Quinton Cardiology Systems, Inc. (“Quinton”), a California corporation, changed its name from QIC Holding Corp. in February 2002. Quinton and its subsidiaries are referred to herein as the Company. The Company develops, manufactures, markets and services a family of diagnostic cardiology systems used in the diagnosis, treatment, and rehabilitation of patients with heart disease.

      On June 5, 1998, an investor group led by WR Hambrecht+Co acquired the Company from American Home Products in a leveraged buyout (the “Acquisition”). The results of operations and the purchased costs of the acquired assets and liabilities are included in the Company’s consolidated financial statements since the Acquisition.

     Certain Significant Risks and Uncertainties

      The Company is subject to a number of risks and can be affected by a variety of factors. For example, management of the Company believes that any of the following factors could have a significant negative effect on the Company’s future financial position, results of operations and cash flows: failure to keep pace with changes in the marketplace; failure to develop and commercialize new versions of products or product lines; reduced demand for the Company’s stress test systems; lack of growth in demand or future acceptance for the Company’s products and services; risks associated with product liability and product defects or errors; intense competition with other companies with greater financial, technical and marketing resources; inadequate levels of reimbursement from governmental or other third-party payors for procedures using the Company’s products and systems; failure of the Company or its suppliers to obtain or maintain necessary FDA clearances or approvals for products; inability to secure additional adequate financing; failure to attract and retain key personnel; failure to protect intellectual property; risks associated with expanding international operations; failure to successfully integrate other businesses, products lines, assets or technologies acquired by the Company; inability to manage growth; and litigation or other claims against the Company. Further, the Company may require additional funds that may not be readily available or on terms that are acceptable to the Company.

     Concentrations

      The Company’s largest vendor accounted for 18%, 17% and 17% of the Company’s purchases for the years ended December 31, 2000, 2001 and 2002, respectively. Although products are available from other sources, this vendor’s inability or unwillingness to supply products in a timely manner or on terms acceptable to the Company could adversely affect the Company’s ability to meet customers’ demands.

2.     Summary of Significant Accounting Policies

     Basis of Presentation

      The financial statements present the Company on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

     Use of Estimates

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. These estimates include the collectability of accounts receivable, the saleability and recoverability of inventory, the adequacy of warranty liabilities, the realizability of investments, the realizability of deferred tax assets and useful lives of tangible and intangible assets, among others. The market for the Company’s products is characterized by

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intense competition, rapid technological development and frequent new product introductions, all of which could affect the future realizability of the Company’s assets. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

Cash and Cash Equivalents

      For purposes of the statement of cash flows, highly liquid investments with a maturity at the date of purchase of three months or less are considered cash equivalents.

Inventories

      Inventories are stated at the lower of cost, determined on a weighted-average basis, or market. Costs include materials, labor and overhead. The Company records inventory write-downs based on its estimate of excess and/or obsolete inventory.

Machinery and Equipment

      Machinery and equipment are stated at cost. Machinery and equipment is depreciated using the straight-line method over the estimated useful lives of the assets of two to 14 years. Leasehold improvements are amortized over the shorter of the estimated useful lives or the remaining lease term. The costs for improvements are capitalized. Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or disposal, the cost and accumulated depreciation of machinery and equipment are reduced and any gain or loss is recorded.

Long-Lived and Intangible Assets

      The Company’s intangible asset balance is comprised of acquired patents, which are being amortized over five to 10 years. Long-lived assets and patents are reviewed for impairment whenever events such as product discontinuance, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing for impairment, the Company compares the carrying value of assets subject to depreciation or amortization to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. An impairment loss, equal to the difference between the assets’ fair value and the carrying amount, would be recognized if the estimated future undiscounted cash flows were less than the carrying amount.

Goodwill

      Goodwill represents the excess of cost over the estimated fair value of the assets of the treadmill manufacturing business acquired, which in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, is not being amortized. Goodwill is tested for impairment at the reporting unit level. The first step of the goodwill impairment test, used to identify potential impairment, compares management’s estimate of the fair value of each reporting unit with its carrying amount, including goodwill. As management has estimated that the fair values of the Company’s reporting units to which goodwill has been allocated exceed their carrying amounts, goodwill is considered not impaired. The second step of the impairment test, which would compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill, was unnecessary for the periods presented.

Income Taxes

      Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

Revenue Recognition

      The Company’s revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and to the extent revenues are allocated to software elements, AICPA Statement of Position 97-2, “Software Revenue Recognition” as amended by AICPA Statement of Position 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.”

      Revenue from sales of systems is generally recognized when title transfers to the customer, typically upon shipment. The Company recognizes revenue on sales of systems made to distributors when the product is shipped to its distributors and all significant obligations of the Company have been satisfied. In making a determination of whether significant obligations have been met, the Company evaluates any installation or integration obligations to determine whether those obligations are inconsequential or perfunctory. In cases where the remaining installation or integration obligation is not determined to be inconsequential or perfunctory, the Company defers revenue until the installation and integration has been completed. Distributors do not have price protection or product return rights, except that the Company’s Canadian distributor has the right to return unsold product upon cancellation of the agreement. With respect to software revenue, the fair value of undelivered software is deferred and the residual fair value of delivered software is recognized. Revenue from software implementation services is recognized as the services are provided. The Company occasionally sells software and hardware upgrades. With respect to software upgrades, the fair value of undelivered software upgrades is deferred and recognized upon delivery of the specified upgrades. With respect to hardware upgrades, the Company recognizes revenue when the hardware is shipped.

      The Company offers optional extended service contracts to customers. Service revenues are recognized on a straight-line basis over the term of the extended service contracts, which generally begin after the expiration of the original warranty period. For services performed, other than pursuant to warranty and extended service contract obligations, revenue is recognized when the service is performed and collection of the resulting receivable is reasonably assured.

      Freight charges billed to customers and included in revenue were $935,000, $1,236,000 and $1,585,000 in 2000, 2001 and 2002, respectively. The associated expense is classified within cost of revenues in the accompanying consolidated statements of operations.

Software Development Costs

      Under the criteria set forth in SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company has defined as the completion of beta testing of a working product. The establishment of technological feasibility requires considerable judgment by management with respect to certain external factors, including, but not limited to, the estimated economic life of changes in software and hardware technology. Amounts capitalizable under this statement, after consideration of the above factors, were immaterial and, therefore, no software development costs have been capitalized.

Export Sales

      For the years ended December 31, 2000, 2001 and 2002, export sales were 11%, 8% and 6%, respectively, of total revenues. Export sales are denominated in U.S. dollars. Accordingly, the Company has not incurred any foreign currency transaction or translation gains or losses.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

      The cost of advertising is expensed as incurred. During the years ended December 31, 2000, 2001 and 2002, the Company incurred advertising expenses of $208,000, $110,000 and $114,000, respectively.

Warranty

      The Company provides warranty service covering the systems it sells. Estimated future costs of providing warranty service, which relate principally to the hardware components of the systems, are provided when the systems are sold. Estimated future costs are based in part on warranty claims history and other relevant information.

Research and Development Costs

      Research and development costs are expensed as incurred.

Financial Instruments And Concentrations Of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. Financial instruments that are short-term and/or that have little or no market risk are estimated to have a fair value equal to book value. The assets and liabilities listed above fall under this category.

      The Company owns preferred equity securities of a privately held company, ScImage, Inc. which is accounted for using the cost method. The fair value of the investment is not readily determinable from published market data, so judgment is used to estimate the fair value. If the estimated fair value of this investment was to decline to an amount below its carrying amount, and the decline was considered other than temporary, a loss would be recorded. The Company believes that the carrying amount of the investment is appropriate, but is necessarily based on the Company’s estimate of fair value.

      The Company performs initial and ongoing evaluations of its customers’ financial position, and generally extends credit on open account. The Company maintains an allowance for doubtful accounts which is reflective of management’s best estimate of probable accounts receivable losses. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Trade receivable balances are charged against the allowance at the time management determines such balances to be uncollectible.

Accounting for Stock-Based Compensation

      The Company has elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force consensus in Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had compensation cost been determined based on the fair value of the options at the grant dates during 2000, 2001 and 2002, consistent with the provisions of SFAS 123, the Company’s reported net loss would have been the pro forma amounts indicated below (amounts in thousands except per share amounts):

	2000	2001	2002

Net loss — as reported	$(7,000)	$(7,989)	$(1,355)
Add back: Stock-based employee compensation expense included in reported loss, net of related tax effects	75	42	111
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(160)	(153)	(476)

Net loss — pro forma	$(7,085)	$(8,100)	$(1,720)

Net loss per share — as reported	$(13.94)	$(12.69)	$(0.17)
Net loss per share — pro forma	$(14.11)	$(12.86)	$(0.22)

     Net Income (Loss) Per Share

      In accordance with SFAS No. 128, “Computation of Earnings Per Share,” basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Common stock that the Company has the right to repurchase is not included in the calculation of outstanding shares. Diluted loss per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares of common stock issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is antidilutive.

      The following table sets forth the computation of basic and diluted weighted average common shares outstanding for the periods ended December 31:

	2000	2001	2002

Weighted average common shares outstanding	1,081,053	718,817	7,895,814
Less: weighted average shares subject to repurchase	(578,988)	(89,170)	(8,155)

Denominator for basic and diluted earnings per share calculations	502,065	629,647	7,887,659

      For the years ended December 31, 2000, 2001 and 2002, 8,370,147, 7,965,245 and 1,490,784, respectively, shares of common stock subject to repurchase, stock options, warrants and common stock issuable upon conversion of outstanding preferred stock were excluded from the computation of diluted loss per share, as their impact was antidilutive. If the Company had reported net income, the calculation of earnings per share would have included the dilutive effect of these common stock equivalents using the treasury stock and if converted methods.

     Segment Reporting

      The Company has adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS 131 requires companies to disclose certain information about reportable segments. Based on the criteria within SFAS 131, the Company has determined that it currently has one reportable segment, diagnostic cardiology systems and related services.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes revenues, which are attributed based on the geographic location of the customers, for the years ended December 31 (amounts in thousands),

	2000	2001	2002

Domestic	$45,133	$39,624	$43,702
Canada	1,500	851	707
Other International	4,101	2,399	2,087

Total	$50,734	$42,874	$46,496

     Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS 143 is effective for the Company’s 2003 fiscal year. The adoption of SFAS 143 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity should be recognized at fair value when the liability is incurred. SFAS 146 is effective for the Company’s 2003 fiscal year. The adoption of SFAS 146 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This standard establishes disclosure requirements for December 31, 2002 financial statements for companies that make certain types of guarantees. Beginning in 2003, the standard requires that companies record the fair value of certain types of guarantees as a liability in the financial statements. The Company does not expect the interpretation to have a material impact on the Company’s consolidated financial position or results of operations, but has revised its disclosures accordingly.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement 123” (“SFAS 148”). SFAS 148 provides new transition alternatives for companies adopting the fair value method of accounting for stock-based compensation prescribed by SFAS 123 and changes certain disclosure requirements for companies electing to continue applying the APB 25 intrinsic value method. The Company has no current plans to adopt the fair value method of accounting but has revised its disclosures accordingly.

      In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables” with respect to determining when and how to allocate revenue from sales with multiple deliverables. The EITF 00-21 consensus provides a framework for determining when and how to allocate revenue from sales with multiple deliverables based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the adoption of this consensus will have a material impact on the Company’s consolidated financial position or results of operations.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Discontinued Operations

      In December 1999, the Company completed the sale of the net assets of Quinton Fitness, Inc. (“the Fitness subsidiary”) to StairMaster Sports/ Medical Products, Inc. (“StairMaster”). The Company received cash proceeds of approximately $11,287,000, $3,000,000 of equity representing a 10.5% interest in StairMaster, and a $1,000,000 promissory note (“the StairMaster Note”). The Company sold its equity in StairMaster to W.R. Hambrecht/ StairMaster, LLC on December 17, 1999.

      In 2001, in connection with a bankruptcy declaration, the assets of StairMaster were acquired by an unrelated third party. As a result of StairMaster’s bankruptcy and the subsequent acquisition of its assets, the Company recognized a loss related to the StairMaster Note and $106,000 of related accrued interest. Also, in 2001 the Company recognized a $831,000 loss, resulting from a contingency that existed at the date of the sale to StairMaster, related to a sublease agreement between the Company and StairMaster. The sublease agreement originally extended through 2003, but was amended to expire at December 31, 2002 as a result of the bankruptcy proceedings. This amount was recorded within discontinued operations for the year ended December 31, 2001.

4. Sale of Net Imaging Assets

      In September 2000, the Company completed the sale of substantially all of its imaging assets and liabilities to ScImage, Inc. (“ScImage”). The Company received shares of ScImage, a private company, with an estimated value of $1,000,000. ScImage received imaging inventory with a net recorded cost of $659,000 from the Company and assumed certain of the Company’s warranty and installation obligations. Additionally, the Company’s obligation to pay ScImage fees of $250,000 per quarter to manufacture products under a licensing agreement terminated concurrently with the completion of this transaction. The Company retains the right to sell certain ScImage products, and receives commissions from ScImage on such sales. The Company recognized a gain of approximately $341,000 in connection with this transaction for the year ended December 31, 2000.

5. Restructuring Charges

      The Company recorded restructuring costs of $645,000 for severance costs associated with a reduction of workforce that occurred in October 2000. Management approved the plan, communicated the plan to employees, specifically identified employees to be terminated and completed the plan of termination in 2000. The restructuring resulted in termination of 37 domestic employees in the manufacturing, engineering, sales and marketing, finance and administration, technical service and procurement departments and three foreign employees in the sales department.

      Restructuring costs are summarized as follows (amounts in thousands):

	Total	Cash	Liabilities at
	Charges	Payments	Year-End

2000	$645	$216	$429
2001	$—	$315	$114
2002	$—	$114	$—

      Although the Company’s restructuring plan was executed by the end of 2000, payments of severance costs to foreign employees continued into 2002.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Inventories

      Inventories are comprised of the following as of December 31 (amounts in thousands):

	2001	2002

Raw materials	$2,037	$3,433
Work in progress	574	984
Finished goods	3,550	3,045

Total inventories	$6,161	$7,462

7.	Machinery and Equipment

      Machinery and equipment includes the following as of December 31 (amounts in thousands):

	Depreciable
	Lives		2001	2002

Equipment	(2-14 years	)	$5,141	$6,475
Furniture and fixtures	(3-13 years	)	612	613
Leasehold improvements	(2-6 years	)	804	804

Subtotal			6,557	7,892
Less: Accumulated depreciation and amortization			(3,392)	(4,382)

Net machinery and equipment			$3,165	$3,510

      During the years ended December 31, 2000, 2001 and 2002, the Company recorded depreciation and amortization expense of $1,074,000, $1,026,000 and $1,067,000, respectively, relating to machinery and equipment.

8.	Intangible Assets

      The gross carrying amount and accumulated amortization of the Company’s amortized patents was $960,000 and $567,000, respectively, at December 31, 2002. The patents have a weighted-average amortization period of 5.5 years. The Company recorded amortization expense of $130,000 for the year ended December 31, 2002 relating to patents.

      The Company’s estimated amortization expense for the next five years is summarized as follows (in thousands):

2003	$111
2004	$60
2005	$60
2006	$60
2007	$54

9.	Goodwill

      On October 1, 2002, the Company acquired the medical treadmill manufacturing business and related assets and technology rights from its previous supplier of these treadmills. The aggregate purchase price was $1,925,000, including $1,000,000 in cash and $925,000 in notes payable over two years. The Company recorded goodwill of $860,000 in connection with this purchase.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Accrued Liabilities and Warranty

      Accrued liabilities are comprised of the following as of December 31 (amounts in thousands):

	2001	2002

Accrued compensation and benefits	$1,124	$1,336
Accrued sales tax	237	196
Sublease liability	—	831
Restructuring liability	114	—
Other accrued liabilities	1,073	1,052

Total accrued liabilities	$2,548	$3,415

      The Company’s warranty liability is summarized as follows (amounts in thousands):

		Charged to		Balance —
	Beginning	cost of	Applied to	End of
	of Period	revenues	liability	Period

Year Ended December 31, 2002	$1,269	$762	$(942)	$1,089

11.	Borrowings

      In connection with the Acquisition, the Company borrowed $20,000,000 under a term loan agreement. On December 22, 1998, the Company converted $11,000,000 of the term loan to a line of credit. The line of credit and the term loan (collectively “the Loan”) were subject to the terms and conditions of the original loan agreement. The term loan was repaid in connection with the sale of the discontinued segment. Borrowings under the line of credit were repaid in May 2002 with proceeds from the initial public offering. The line of credit expired on June 5, 2002.

      In connection with the 2003 acquisition of Spacelabs Burdick, Inc., the Company established a line of credit on December 30, 2002. Borrowings under the line of credit are currently limited to the lesser of $12,000,000 or an amount based on eligible accounts receivable and eligible inventories. Substantially all of the Company’s assets are collateral for the line of credit. This line of credit carries an interest rate of the bank’s prime rate plus a minimum of 0.5% to a maximum of 1.5% based on a funded debt to Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) ratio (which amounted to 4.75% at December 31, 2002). The current line of credit expires on December 30, 2004. At December 31, 2002, the Company had no outstanding borrowings under this line of credit.

Putable Warrants

      In connection with the Loan, in 1998 the Company issued warrants to purchase 123,536 shares of Series A convertible preferred stock with an exercise price of $0.01 per share which were immediately exercisable. At the holders’ option, the Company is required to make a cash payment to the holder equal to the fair market value of the shares issuable upon conversion of the warrants. Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company has recorded this obligation at its fair value in the accompanying balance sheet as a liability. The liability is marked to fair value at each reporting date with the fair value representing the amount of cash payments the Company would be required to make to the holder. The cash payment would be equal to the then current fair value of the Company’s securities issuable on exercise of the warrants, net of the exercise price that the holder would have been required to pay. The fair value of the Company’s securities issuable upon exercise of the warrants, for periods prior to the initial public offering is based on management’s

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimate, which considers available evidence including amounts received upon cash sales of the Company’s securities and other subjective measures including the Company’s operating performance, important Company achievements and milestones, the availability of capital and, for periods where available, a preliminary valuation provided by the Company’s investment bankers related to the Company’s pending initial public offering. The change in fair value is recorded in the consolidated statements of operations as interest income or expense, putable warrants.

12.	Income Taxes

      The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes.” A valuation allowance has been recorded for the net balance of the deferred tax assets as a result of uncertainties regarding realization of the asset including the lack of operating profitability to date and the uncertainty over future operating profitability. The valuation allowance increased in 2000, 2001, and 2002 by $2,023,000, $3,136,000 and $1,501,000, respectively.

      Deferred tax assets (liabilities) are comprised of the following as of December 31 (amounts in thousands):

	2001	2002

Deferred tax assets:
Net operating loss carryforward	$2,541	$2,891
Stock-based compensation	1,002	1,040
Sublease liability	283	283
Putable warrants	240	111
Research and experimentation credits	1,738	1,958
Inventory basis difference	1,304	1,406
Warranty liability	431	370
Depreciation	—	167
Other	123	703

Gross deferred tax assets	7,662	8,929
Valuation Allowance	(7,428)	(8,929)
Deferred tax liabilities:
Depreciation	(234)	—

Net deferred tax asset	$—	$—

      At December 31, 2002, the Company had net operating loss carryforwards of approximately $8,500,000 related to U.S. federal and state jurisdictions and credit carryforwards totaling $1,958,000. Utilization of net operating loss and research and experimentation credit carryforwards are subject to certain limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. These carryforwards expire between 2018 and 2022.

      A tax law change effected in 2002 entitles the Company to a refund of alternative minimum taxes paid in prior periods. Due to this tax law change, the Company recognized a tax benefit of $206,000 in 2002.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The benefit from (provision for) income taxes attributable to continuing operations are as follows (amounts in thousands):

	Year Ended December 31,

	2000	2001	2002

Current
Federal	$2,136	$228	$206
State	(48)	(23)	(14)

Total benefit	$2,088	$205	$192

      Reconciliation of the United States statutory rate to the effective tax rates attributable to continuing operations follows:

	Year Ended December 31,

	2000	2001	2002

Federal income tax benefit at U.S. statutory rates	34.0%	34.0%	34.0%
Alternative minimum tax	13.0	—	13.3
Non-deductible expenses	(1.3)	11.6	(2.5)
State income taxes, net of federal benefit	(0.4)	(0.2)	(1.1)
Increase in deferred tax valuation allowance	(22.3)	(42.6)	(31.5)

Benefit for income taxes	23.0%	2.8%	12.2%

13. Commitments and Contingencies

     Lease Commitments

      The Company leases its office, production and warehouse facilities under an operating lease. This non-cancelable facility lease agreement expires on December 31, 2003, but the Company is able to enter into two successive renewal terms of two years each. Future minimum lease payments, including this facility lease, under non-cancelable leases totaled $1,556,000 at December 31, 2002, payable as follows (amounts in thousands):

2003	$1,501
2004	37
2005	18

      Net rental expense, including common area maintenance costs, during 2000, 2001 and 2002 was approximately $1,727,000, $1,628,000 and $1,643,000, respectively. For the years ended December 31, 2000, 2001 and 2002, the Company received rent of approximately $742,000, $805,000 and $609,000, respectively, including common area maintenance costs, from the first, second and third year of what was to be a four-year, non-cancelable facility sublease to StairMaster (see Note 3). The sublease payments were recorded as reductions of monthly rent expense.

      The Company is committed under a licensing agreement with a vendor to pay a license fee for each copy of the vendor’s software incorporated into the Company’s products, and to purchase a minimum number of licenses each year. The agreement term is five years, with an automatic annual renewal. Minimum billings are calculated on an annual basis each June and vary from year to year. At December 31, 2002, the balance of the annual commitment is $104,000. Certain penalty provisions exist if the Company chooses to cancel this agreement prematurely. Early cancellation would require the Company to purchase 140 additional licenses from the vendor at the price of $4,000 each, payable over 12 months from notice of cancellation. If the

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company cancels the agreement prematurely for the purpose of exiting participation in Holter monitoring in the U.S. marketplace, this penalty clause would be reduced to a purchase of 12 additional months of minimums from that point forward, but no less than 85 additional licenses, which under this penalty provision totals $340,000 as of December 31, 2002.

     Legal Matters

      In July 1998, the Company signed an Original Equipment Manufacturer and Distributor Agreement with Zymed, Incorporated (“Zymed”), a related party (see Note 17). This agreement provided for the purchase of certain Holter monitoring items, and appointed the Company exclusive distributor of such products in the United States and Canada for a period of five years. In the third quarter of 2000 the Company received a notice of termination of this agreement from Zymed based on the alleged inability of the parties to agree on pricing and volume requirements as set forth in the agreement. This notice of termination provided for a 180 day notice period that expired in February 2001.

      The Company disputed this notice of termination, and filed suit in the State of Washington principally citing a claim for breach of contract. The Company was seeking monetary damages and other remedies available under the law. The products supplied under this agreement represented a significant portion of the Company’s revenues, approximately 12.0% in 2000 and 3.0% in 2001. The Company made a significant effort to mitigate the impact of this termination. The Company incurred significant legal expenses related to the litigation of this dispute. The case went to trial and concluded in January 2003. The jury found in favor of the defendant.

      The two members of the Company’s Board of Directors appointed by Zymed and Agilent Technologies, Inc. (“Agilent”), Zymed’s former parent (see Note 17), resigned before the notice of termination was received.

      The Company is a defendant in various other legal matters arising in the normal course of business. In the opinion of management, the ultimate resolution of these other matters is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

14. Shareholders’ Equity

     Convertible Preferred Stock

      The Company had 12,230,000 and 865,000 shares of preferred stock as Series A convertible preferred stock and Series B convertible preferred stock, respectively, outstanding as of December 31, 2001. During 2002, all preferred stock outstanding was converted according to the original conversion terms to 6,639,347 shares of common stock.

      During the year ended December 31, 2000, the Company issued 865,000 shares of Series B convertible preferred stock in connection with a limited offering of shares to executive officers of the Company. Total proceeds in connection with the issuance of these shares were $865,000.

      The Company is authorized to issue a total of 50,000,000 shares of preferred stock, which includes the Series A and B convertible preferred stock that was converted to common stock during 2002. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of preferred stock.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Common Stock

      The Company is authorized to issue a total of 100,000,000 shares of common stock.

      During 2000, 2001 and 2002, the Company issued 26,667, 10,403 and 91,191 shares of common stock, respectively, in connection with stock option exercises and stock grants for total proceeds of $7,000, $5,000 and $60,000, respectively.

      In May 2002, the Company consummated an initial public offering of its common stock. In the offering, the Company sold 4,000,000 shares of common stock at a price of $7.00 per share. In addition, in June 2002, the underwriters of the offering exercised their over-allotment option to purchase an additional 600,000 shares at $7.00 per share. Proceeds from the offering, including the over-allotment shares, were $28,219,000, net of underwriting discounts and offering expenses of $3,981,000. All of the outstanding shares of convertible preferred stock automatically converted into 6,639,347 shares of common stock upon completion of the offering.

      During 2002, the Company issued 41,323 shares of common stock in connection with the Employee Stock Purchase Plan for total proceeds of $252,000.

      In February 2001, the Company exercised its option to repurchase 426,200 of unvested common shares from its former President and Chief Executive Officer for $93,764, the total purchase price paid by the former employee for the unvested shares.

      The following shares of common stock have been reserved for issuance as of December 31, 2002:

Outstanding stock options	1,449,324
Stock options available for future grant	225,867
Warrants to purchase common stock	41,460

Total common shares reserved for future issuance	1,716,651

15. Stock Option Plan

      In February 2002, the Company’s board of directors adopted and the Company’s shareholders approved the 2002 Stock Incentive Plan (“the 2002 Plan”). The 2002 Plan became effective upon completion of the initial public offering and replaced the 1998 Equity Incentive Plan (“the 1998 Plan”) for purposes of all future incentive stock awards. The 2002 Plan allows the Company to issue awards of incentive or nonqualified stock options, shares of common stock or units denominated in common stock, all of which may be subject to restrictions. The Company initially reserved 376,804 shares for issuance under the 2002 Plan, including 263,168 shares which were transferred from the 1998 Plan. In addition, the 2002 Plan authorizes annual increases in shares for issuance equal to the lesser of (i) 681,818 shares, (ii) 3% of the number of shares of common stock outstanding on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, (iii) and the lesser amount established by the Company’s board of directors. Any shares from increases in previous years that are not actually issued will continue to be included in the aggregate number of shares available for future issuance.

      Options generally vest ratably over a three and a half year period. The term of the options is for a period of ten years or less. Options generally expire 90 days after termination of employment. If participants exercise unvested options, the Company has the right to repurchase the unvested shares at the original option exercise price in the event of termination of employment. At December 31, 2001 and 2002, 20,076 and 0 shares, respectively, of unvested common stock were subject to repurchase by the Company according to these repurchase rights.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has also adopted a stock option grant program for nonemployee directors, administered under the terms and conditions of the 2002 Plan, which became effective upon completion of the Company’s public stock offering.

      In addition, the Company adopted a 2002 Employee Stock Purchase Plan (“ESPP”) in February 2002. The ESPP was implemented upon the effectiveness of the Company’s public stock offering. The ESPP permits eligible employees to purchase common stock through payroll deductions. The Company initially reserved 227,272 shares for issuance under the ESPP Plan. In addition, the ESPP Plan authorizes annual increases in shares for issuance equal to the lesser of (i) 227,272 shares, (ii) 2% of the number of shares of common stock outstanding on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, and (iii) and the lesser amount established by the Company’s board of directors. Any shares from increases in previous years that are not actually issued will continue to be included in the aggregate number of shares available for future issuance.

      The following table summarizes information about option transactions:

		Weighted-
		Average
		Exercise
	Options	Price

Balance, December 31, 1999	398,565	$0.31
Granted	846,619	2.20
Exercised	(26,667)	0.26
Canceled	(48,043)	0.66

Balance, December 31, 2000	1,170,474	1.67
Granted	121,438	2.53
Exercised	(10,403)	0.53
Canceled	(38,779)	1.08

Balance, December 31, 2001	1,242,730	1.78
Granted	336,886	8.30
Exercised	(91,191)	0.67
Canceled	(39,101)	1.69

Balance, December 31, 2002	1,449,324	$3.37

      The following information is provided for options outstanding and exercisable at December 31, 2002:

	Outstanding
				Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
Range of	Number of	Exercise	Contractual	Number of	Exercise
Exercise Prices	Options	Price	Life	Options	Price

$0.22	191,338	$0.22	5.8 years	191,338	$0.22
$0.88 - $1.87	19,313	$1.28	6.6 years	18,596	$1.26
$2.20	870,003	$2.20	7.7 years	759,489	$2.20
$3.30	32,394	$3.30	8.9 years	12,048	$3.30
$6.28 - $8.37	336,276	$8.30	9.5 years	86,171	$8.28

$0.22 - $8.37	1,449,324	$3.37	7.9 years	1,067,642	$2.33

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under APB 25, no compensation expense is recognized for options awarded to employees if the exercise price of the option equals the fair value of the underlying stock on the grant date. Deferred stock-based compensation is recorded when the exercise price of an option or the sales price of the restricted stock is lower than the fair value of the underlying common stock on the date of grant. The Company is amortizing the deferred stock-based compensation over the vesting period of the underlying options, which is typically three and a half years. Amortization of deferred stock-based compensation to employees was approximately $75,000, $42,000 and $111,000 for the years ended December 31, 2000, 2001 and 2002, respectively. Compensation expense is decreased in the period of forfeiture by any recognized but unvested compensation upon the early termination of an option holder’s services. For the year ended December 31, 2000, deferred compensation has been reduced by approximately $80,000, related to the forfeiture of certain rights under unvested stock options.

      The fair value of each employee option grant is established on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during 2000, 2001 and 2002: zero dividend yield; risk-free interest rate of 6.0%, 5.0% and 4.2%, respectively; volatility of zero in 2000 and 2001 and 90% in 2002; and expected lives of five years in all periods. The weighted-average fair value of options granted in 2000, 2001 and 2002 was $0.57, $3.30 and $5.49, respectively.

      During the year ended December 31, 2000, the Company granted 391,363 stock options to the Company’s non-employee Chief Executive Officer. The options were scheduled to vest over a three and a half year period. The original terms required that the individual continue his consulting relationship with the Company in order to continue vesting. These options were accounted for in accordance with the provisions of SFAS 123 and EITF 96-18. Accordingly, using the Black-Scholes option pricing model and assuming a term of 10 years, a risk-free interest rate of 5.2% and expected volatility of 70.0%, the options were marked to fair value at each reporting period through charges to stock-based compensation in the statements of operations. Effective December 31, 2001, the individual became an employee of the Company. Additionally, on that date the individual’s remaining unvested options were accelerated and became fully vested. Approximately, $140,000 and $2,622,000, respectively was recognized in stock-based compensation expense related to these options for the years ended December 31, 2000 and 2001.

16.	Employee Benefit Plan

      The Company is the sponsor of the Quinton Inc 401(k) Plan and Trust (the “401(k) Plan”), which was established in August 1998. The 401(k) Plan covers all employees of the Company who are at least 21 years of age. The 401(k) Plan includes a provision for an employee deferral of up to 16% of compensation and a discretionary employer match determined by the Board. The Company made matching contributions of approximately $458,000, $288,000 and $306,000 for the years ended December 31, 2000, 2001 and 2002, respectively. At December 31, 2001 and 2002, the Company had accrued $57,000 and $64,000 for matching plan contributions, respectively.

17.	Related Party Transactions

      The Company’s transactions with related parties included in the consolidated financial statements are as follows:

WR Hambrecht+Co

      WR Hambrecht+Co is a member of W.R. Hambrecht/ QIC, LLC, which owned 81% of the Series A convertible preferred stock prior to conversion to common stock in 2002. One of the Company’s directors, William R. Hambrecht, is an executive of WR Hambrecht+Co.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      WR Hambrecht+Co beneficially held more than five percent of the outstanding shares of StairMaster. During the years ended December 31, 2000, 2001, and 2002, the Company paid StairMaster $2,551,000, $2,610,000, and $2,338,000, respectively, for treadmills and related components that StairMaster supplied to the Company.

Agilent

      The Company has a royalty agreement with Agilent, a former owner of 19.0% of the Series A convertible preferred stock prior to conversion to common stock in 2002. Agilent sold these shares to Philips Electronics North America Corporation in August 2001. For the years ended December 31, 2000, 2001 and 2002, the Company paid approximately $8,000, $5,000 and $5,000, respectively, in royalties related to this agreement.

Zymed

      Zymed, Incorporated is a member of W.R. Hambrecht/ QIC, LLC. During the year ended December 31, 2000, Agilent acquired Zymed. The Company has a software development and license agreement with Zymed. The agreement requires the Company to pay royalties to Zymed related to a non-exclusive software package license. For the year ended December 31, 2002, the Company paid royalties of $13,000 related to this agreement. At December 31, 2001, the Company had a prepaid royalty balance of $11,000, and at December 31, 2002, the Company had a royalty liability of $9,000 related to this agreement.

      For the years ended December 31, 2000, 2001 and 2002, the Company purchased approximately $4,390,000, $1,079,000 and $94,000, respectively, of inventory from Zymed.

ScImage

      The Company owns an investment in ScImage, representing a 3% preferred ownership interest, a privately held company, which is accounted for using the cost method. The Company earns commissions from the sale of ScImage’s products. For the years ended December 31, 2001 and 2002, the Company recorded commissions from ScImage of $77,000 and $0, respectively.

18.	Valuation and Qualifying Accounts

      A summary of the activity in the allowance for doubtful accounts follows (amounts in thousands):

		Expenses		Balance —
	Beginning	and		End of
	of Period	Adjustments	Write-offs	Period

Year Ended December 31, 2000	$839	$(40)	$125	$674
Year Ended December 31, 2001	$674	$120	$409	$385
Year Ended December 31, 2002	$385	$160	$147	$398

      A summary of the activity in the sublease liability follows (amounts in thousands):

		Expenses		Balance —
	Beginning	and		End of
	of Period	Adjustments	Write-offs	Period

Year Ended December 31, 2001	$—	$831	$—	$831
Year Ended December 31, 2002	$831	$—	$—	$831

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Reverse Stock Split

      Effective March 29, 2002, the Company’s Board of Directors approved a 1 to 2.2 reverse stock split of the Company’s common stock. All common shares and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect the reverse stock split.

20. Subsequent Event

      On January 2, 2003, the Company acquired 100% of the common stock of Spacelabs Burdick, Inc. (“Burdick”). Burdick is a leading supplier of diagnostic cardiology products, including electrocardiographs, cardiology information systems, stress and Holter systems and related products. The acquisition of Burdick will provide complementary products to our diagnostic cardiology line, extend our sales reach into U.S. physicians’ offices and increase the Company’s sales internationally. The accompanying financial statements do not include the historical results of operations of Burdick.

      The purchase price for Burdick was $24.0 million in cash, plus transaction related costs of approximately $700,000. The purchase price is subject to certain post closing adjustments. At the time of the purchase, $1,300,000 of the purchase price was held back as an offset against the estimated value of certain of Burdick’s accounts receivable, which will be retained and collected by Burdick’s former owner. The actual amount of such accounts receivable was subsequently determined to be $1,473,000. By the terms of the purchase agreement, the $1,473,000 will be treated, effectively, as a reduction in the purchase price.

      In addition, the purchase price is subject to adjustment based on net working capital, as defined, as of the date of the purchase. Based on the seller’s determination of net working capital as of the date of the purchase, the purchase price would be reduced by another $1,119,000 and this amount would be refunded to the Company, in addition to the $173,000, discussed above. The Company is in the process of determining the appropriate purchase price adjustment with the seller. This matter will be resolved either through negotiation or through a third party arbitration process, as outlined in the purchase agreement.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Current assets	$13,213
Property and equipment, net	2,000
Intangible assets	7,700
Goodwill	8,114

Total assets acquired	31,027
Current liabilities	(7,388)

Net assets acquired	$23,639

      Approximately $1,520,000 of the amount included in intangible assets relates to in-process research and development, which will be written off at the time of acquisition. Approximately $2,700,000 of the amount included in intangible assets relates to the Burdick trade name, which the Company believes has an indefinite life and therefore will not be subject to amortization. The estimated remaining $3,480,000 of acquired intangible assets is expected to include distributor relationships of $2,200,000 (10 year life) and developed technology of $1,280,000 (7 year life). The aggregate amount of amortizable intangible assets is $3,480,000 and the weighted average life is approximately 8.9 years.

      Management has estimated that goodwill of approximately $8 million will be recorded in connection with the purchase of Burdick. The actual amount of goodwill that will ultimately be recorded, however, will be dependent upon the resolution of uncertainties relating to the difference in working capital, as discussed above. Amortization of goodwill is not expected to be deductible for income tax purposes.