Form 10-Q
period 2003-03-31
QUINTON CARDIOLOGY SYSTEMS INC
filed 2003-05-15
CIK 1166409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 000-49755

QUINTON CARDIOLOGY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

California	94-3300396
(State of Incorporation)	(IRS Employer Identification No.)

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

Yes [✓]	No [ ]

Indicated by check ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes [ ]	No [✓]

As of May 5, 2003, 12,120,793 shares of the issuer’s common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	March 31,
	2002	2003

ASSETS
Current Aseets:
Cash and cash equivalents	$19,382	$737
Accounts receivable, net of allowance for doubtful accounts	7,384	10,568
Inventories	7,462	13,747
Refund receivable from the seller of Burdick, Inc.	—	2,297
Prepaid expenses and other current assets	528	732
Income taxes receivable	206	206

Total current assets	34,962	28,287
Machinery and equipment, net of accumulated depreciation and amortization	3,510	5,527
Intangible assets, net of accumulated amortization	393	5,939
Goodwill	860	9,991
Investment in unconsolidated entity	1,000	1,000
Restricted cash deposit	1,325	—

Total assets	$42,050	$50,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$—	$4,329
Current portion of long term debt	363	363
Accounts payable	4,776	5,967
Accrued liabilities	3,415	6,050
Warranty liability	1,089	2,152
Deferred revenue	4,407	4,508
Putable warrants	328	233

Total current liabilities	14,378	23,602
Long term debt, net of current portion	363	272
Deferred tax liability	—	1,156

Total liabilities	14,741	25,030

Minority interest in consolidated entity	—	202
Shareholders’ Equity:
Common stock (100,000,000 shares authorized), no par value, 12,049,136 and 12,112,102 shares issued and outstanding at December 31, 2002 and March 31, 2003, respectively	45,085	45,129
Deferred stock-based compensation	(180)	(162)
Accumulated deficit	(17,596)	(19,455)

Total shareholders’ equity	27,309	25,512

Total liabilities and shareholders’ equity	$42,050	$50,744

The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,

	2002	2003

Revenues:
Systems	$8,166	$16,957
Service	2,223	3,326

Total revenues	10,389	20,283

Cost of Revenues:
Systems	5,045	10,652
Service	1,191	1,787

Total cost of revenues	6,236	12,439

Gross profit	4,153	7,844

Operating Expenses:
Research and development	1,353	2,087
Write off of purchased in-process research and development projects	—	1,290
Sales and marketing	2,453	4,326
General and administrative, excluding stock-based compensation expense	1,483	2,027
Stock-based compensation	35	18

Total operating expenses	5,324	9,748

Operating loss	(1,171)	(1,904)

Other Income (Expense):
Interest income	—	1
Interest expense	(73)	(76)
Interest income, putable warrants	—	95
Other income, net	3	4

Total other income (expense)	(70)	24

Loss before income taxes and minority interest in loss of consolidated entity	(1,241)	(1,880)
Income tax provision	(10)	—

Loss before minority interest in loss of consolidated entity	(1,251)	(1,880)
Minority interest in loss of consolidated entity	—	21

Net loss	$(1,251)	$(1,859)

Basic and diluted net loss per share	$(1.91)	$(0.15)

Weighted average shares used to compute basic and diluted net loss per share	656,609	12,093,777

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,

	2002	2003

Operating Activities:
Net loss	$(1,251)	$(1,859)
Adjustments to reconcile net loss to net cash from operating activities–
Depreciation and amortization	291	497
Loss on sale of equipment	9	—
Stock-based compensation	35	18
Interest income, putable warrants	—	(95)
Write off of purchased in-process research and development	—	1,290
Minority interest in loss of consolidated entity	—	(21)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(39)	614
Inventories	404	486
Prepaid expenses and other current assets	(28)	(20)
Accounts payable	121	(1,534)
Accrued liabilities	272	(208)
Warranty liability	(109)	47
Deferred revenue	274	(193)

Net cash flows from operating activities	(21)	(978)

Investing Activities:
Purchases of machinery and equipment	(73)	(435)
Proceeds from sale of machinery and equipment	—	35
Purchase of Burdick, Inc., net of cash acquired	—	(21,549)

Net cash flows from investing activities	(73)	(21,949)

Financing Activities:
Borrowings on bank line of credit, net	306	4,329
Payments of long term debt	—	(91)
Proceeds from exercise of stock options	—	44

Net cash flows from financing activities	306	4,282

Net change in cash and cash equivalents	212	(18,645)
Cash and cash equivalents, beginning of period	218	19,382

Cash and cash equivalents, end of period	$430	$737

Supplemental disclosure of cash flow information:
Cash paid for interest	$74	$57

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Quinton Cardiology Systems, Inc. (“QCS”) is a California corporation. QCS and its subsidiaries, Quinton Inc. (“Quinton”) and Burdick, Inc. (“Burdick”) are referred to herein as the Company. The Company develops, manufactures, markets and services a family of diagnostic cardiology systems used in the diagnosis, treatment and rehabilitation of patients with heart disease.

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed financial statements present the Company on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. The condensed consolidated balance sheet dated March 31, 2003, the condensed consolidated statements of operations for the three-month periods ended March 31, 2002 and 2003 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2002 and 2003 have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The notes to the audited consolidated financial statements included in the Company’s annual report on form 10-K for the fiscal year ended December 31, 2002 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company for the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period. All share information in these financial statements gives effect to a 1 for 2.2 reverse stock split, which was effected in April 2002.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. These estimates include but are not limited to estimates affecting revenues and estimates assessing the collectability of accounts receivable, the salability and recoverability of inventory, the adequacy of warranty liabilities, the realizability of investments, the realization of deferred tax assets, the fair value of putable warrants and the useful lives of tangible and intangible assets. The market for the Company’s products is characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future realizability of the Company’s assets. The Company reviews estimates and assumptions periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables” with respect to determining when and how to allocate revenue from sales with multiple deliverables. The EITF 00-21 consensus provides a framework for determining when and how to allocate revenue from sales with multiple deliverables based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the adoption of this consensus will have a material impact on the Company’s consolidated financial statements as a whole.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” In general, Interpretation 46 requires a variable interest entity (as defined) to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company does not expect that the adoption of this interpretation will have a material impact on the Company’s consolidated financial statements as a whole.

Net Income (Loss) Per Share

In accordance with SFAS No. 128, “Computation of Earnings Per Share,” basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Common stock that the Company has the right to repurchase is not included in the calculation of outstanding shares. Diluted loss per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares of common stock issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options, including outstanding shares subject to repurchase, and warrants (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is antidilutive.

The following table sets forth the computation of basic and diluted weighted average common shares outstanding for the three-month periods ended March 31, 2002 and 2003:

	Three months ended
	March 31,

	2002	2003

Shares (denominator basic and diluted):
Weighted average common shares outstanding	677,456	12,093,777
Less: weighted average shares subject to repurchase	(20,847)	—

Denominator for basic and diluted calculation	656,609	12,093,777

For the three months ended March 31, 2002 and 2003, 7,955,682, and 1,802,435 respectively, shares of common stock subject to repurchase, stock options, warrants and common stock issuable upon conversion of outstanding preferred stock were excluded from the computation of diluted loss per share, as their impact was antidilutive. If the Company had reported net income, the calculation of earnings per share would have included the dilutive effect of these common stock equivalents using the treasury stock and if converted methods.

Accounting for Stock-Based Compensation

The Company has elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, compensation expense is recognized for options awarded to employees only to the extent that the exercise price of the option is less than the fair value of the underlying stock on the date of grant.

Had compensation cost been determined based on the fair value of the options at the grant dates during the three month periods ended March 31, 2002 and 2003, consistent with the provisions of SFAS 123, the Company’s reported net loss would have been the pro forma amounts indicated below (amounts in thousands except per share amounts):

	March 31,	March 31,
	2002	2003

Net loss – as reported	$(1,251)	$(1,859)
Add back: Total stock-based employee compensation expense included in reported loss, net of related tax effects	35	18
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(130)	(207)

Net loss – pro forma	$(1,346)	$(2,048)

Net loss per share – as reported	$(1.91)	$(0.15)
Net loss per share – pro forma	$(2.05)	$(0.17)

The fair value of each employee option grant is established on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during 2002 and 2003: zero dividend yield; risk-free interest rate of 4.2% and 3.5%, respectively; volatility of 90% and 85%, respectively; and expected lives of four years and seven years, respectively. The weighted-average fair value of options granted in 2002 and 2003 was $5.49 and $4.62, respectively.

Goodwill

Goodwill represents the excess of cost over the estimated fair value of net assets acquired in connection with our acquisitions of the medical treadmill manufacturing line and Spacelabs Burdick, Inc., which in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” is not being amortized. Also in accordance with SFAS No. 142, the Company tests goodwill for impairment at the reporting unit level on an annual basis and between annual tests in certain circumstances. The Company determined that it has three reporting units, consisting of the Burdick line of products, the Quinton line of products and the Shanghai-Burdick joint venture, all of which operate in the diagnostic cardiology market and have similar operating and economic characteristics. SFAS No. 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the goodwill impairment test used to quantify impairment is unnecessary. Management has estimated that the fair values of the Company’s reporting units to which goodwill has been allocated exceed their carrying amounts, and as a result, the second step of the impairment test, which would compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill, was unnecessary for the periods presented.

Intangible Assets

The Company’s intangible assets are comprised primarily of a trade name, developed technology and customer relationships, all of which were acquired in our acquisition of Burdick. The Company uses judgment to estimate the fair value of each of these intangible assets. The judgment about fair value is based on expectations of future cash flows and an appropriate discount rate. The Company also uses judgment to estimate the useful lives of each intangible asset. The Company believes the Burdick trade name has an indefinite life, and accordingly does not amortize the trade name. The Company evaluates this conclusion annually and makes a judgment about whether there are factors that would limit the ability to benefit from the trade name in the future. If there were such factors, the Company would start amortizing the trade name. With respect to developed technology and customer relationship intangible assets, the

Company also evaluates the remaining useful lives annually to evaluate whether the intangible assets are impaired. For the trade name, this evaluation is performed annually or if events occur that suggest there may be an impairment loss, and involves comparing the carrying amount to the Company’s estimate of fair value. For developed technology and customer relationship intangible assets, this evaluation would be performed if events occur that suggest there may be an impairment loss. If we conclude that any of our intangible assets are impaired, we would record this as a loss on our statement of operations and as a reduction to the intangible asset. The Company recorded amortization expense for identifiable intangibles of $30,000 and $114,000 for the three-month periods ended March 31, 2002 and 2003, respectively.

Purchase Accounting

SFAS No. 141, “Business Combinations,” requires that the purchase method of accounting be used for all business combinations and establishes specific criteria for the recognition of intangible assets separately from goodwill. In connection with the Company’s acquisitions of the medical treadmill manufacturing line and Spacelabs Burdick, Inc., the Company allocated the respective purchase prices plus transaction costs to estimated fair values of assets acquired and liabilities assumed. These purchase price allocation estimates were made based on our estimates of fair values.

3. Acquisition of Burdick, Inc.

On January 2, 2003, the Company purchased 100% of the stock of Spacelabs Burdick, Inc. (“Burdick”). Based in Deerfield, Wisconsin, Burdick has approximately 140 employees. Burdick’s historical strength in ECG cardiographs, Holter monitors and cardiology information systems, combined with its distribution network focused on U.S. physicians’ offices, complements Quinton’s strength in cardiac stress testing and cardiac rehabilitation monitoring and its hospital focused direct sales force. The consolidated financial statements include Burdick’s results since January 2, 2003.

The original purchase price of $24.0 million was funded with approximately $20.2 million in cash, a holdback of $1.3 million for working capital adjustments plus a partial draw down on our revolving bank credit facility. Transaction related costs were approximately $700,000.

On April 21, 2003, an agreement was reached with the seller to adjust the purchase price to $20.4 million, based principally on the amount of Burdick’s net working capital at the date of acquisition, In accordance with this agreement, the Company kept the $1.3 million that was held back at closing and received a $2.3 million refund from the seller subsequent to the April 21, 2003 agreement. The refund was used to reduce borrowings against the Company’s line of credit.

Most but not all of the information that the Company has arranged to obtain in order to finalize the purchase price allocation has been obtained. The purchase price, including incremental costs directly related to the transaction, was allocated, based on information currently available, as follows (in thousands):

Cash and cash equivalents	$386
Accounts receivable, net of allowance for doubtful accounts	3,798
Inventories	6,771
Prepaid expenses and other current assets	184
Machinery and equipment	2,000
In-process research and development	1,290
Intangible assets	5,660
Goodwill	9,131

Total assets acquired	29,220
Current liabilities	(6,961)

Deferred income taxes	(1,156)

Net assets acquired	$21,103

Inventories included an adjustment to Burdick’s historical cost to increase finished goods to fair market value less expected disposal costs and selling margin. This adjustment resulted in valuation of inventory of $300,000 in excess of Burdick’s historical cost. This increase in the inventory valuation was charged to cost of sales in the three-month period ended March 31, 2003, as the associated inventories were sold in the normal course of business.

In-process research and development relates to two product development projects underway at the time of the acquisition. Neither project had received required regulatory approvals at the acquisition date, and each project had risks associated with achieving desired functionality and market acceptance. The value assigned to in-process research and development was determined using a discounted cash flow method applied to expected cash flows over a 15 year period commencing in 2003. In discounting expected future cash flows, the company used an annual discount rate of 16%, which management believes is an appropriate risk adjusted rate given the nature of the projects, the remaining project risks and the uncertainty of the future cash flows.

The first of the two projects, representing 87% of the total value of acquired in-process research and development, relates to a new resting ECG monitor. This project was approximately 70% complete at the date of acquisition and was completed and the related product (the Atria 3000) was released, as expected, at the end of the first quarter of 2003. Margins on this product are expected to be in line with the Company’s historical margins. A failure to achieve expected market results and margins relating to this product could materially adversely affect the overall return on investment relating to the Burdick acquisition. Costs to complete this project were expensed in the period ended March 31, 2003.

The second of the two projects, representing 13% of the total value of acquired in-process research and development relates to a product for the detection and preprocessing of low-level electrical signals generated by the heart. This project was approximately 50% complete at the date of acquisition and is expected to be completed later in 2003. Margins on these products are expected to be in line with the Company’s historical margins. In the opinion of management, a failure to achieve expected results relating to this project would not materially adversely affect the overall return on investment relating to the Burdick acquisition.

All of the acquired in process research and development was written off during the three month period ended March 31, 2003.

Intangible assets consist of the trade name of $3,400,000, developed technology of $860,000 and distributor relationships of $1,400,000, which were valued based on discounted cash flow methods applied to the estimated future cash flows attributable to the respective assets. The trade name was determined, by management, to have an indefinite useful life. Developed technology was assigned a seven year useful life, based on the estimated remaining economic life of the related products. Distributor relationships relate to long-standing contractual relationships with an extensive network of independent distributors, which represents the exclusive channel through which Burdick sells its products. The economic life of the distributor relationships has been determined to be 10 years, based on historical turnover experience and in consideration of the long standing and stable nature of these relationships.

Goodwill represents the excess of the net purchase price over the fair value of the assets and liabilities acquired. Goodwill recorded in the Burdick acquisition relates to the long-standing nature of Burdick’s business, its substantial market share, its complementary fit with Quinton’s pre-existing business, and management’s expectations relating to future operating synergies and cost efficiencies that can be realized as a result of operating the businesses on a combined basis.

A deferred income tax liability was recorded related to the trade name, which has no tax basis. Because of the indefinite life of the trade name, this liability has not been used to reduce the valuation allowance against existing deferred income tax assets.

The following pro forma data summarizes the results of operations for the three-month period ended March 31, 2002 as if the Burdick acquisition had been completed on January 1, 2002. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of depreciation of machinery and equipment, amortization of identified intangible assets and interest on cash balances. (in thousands, expect per share amounts)

Three Months
Ended March 31,
2002

Revenues	$20,206
Net loss	$(1,810)
Basic and diluted net loss per share	$(2.76)

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

4. Inventories

Inventories were valued at the lower of cost, on an average cost basis, or market and were comprised of the following (amounts in thousands):

	December 31,	March 31,
	2002	2003

Raw materials	$3,433	$8,495
Work in progress	984	930
Finished goods	3,045	4,322

Total inventories	$7,462	$13,747

5. Borrowings

In connection with the January 2003 acquisition of Burdick, the Company established a line of credit on December 30, 2002. Borrowings under the Company’s bank line of credit are limited to the lesser of $12,000,000 or an amount based on eligible accounts receivable and eligible inventories. Substantially all of the Company’s assets are pledged as collateral for the line of credit. This credit line carries an interest rate at the bank’s prime rate plus a minimum of 0.5% to a maximum of 1.5% based on a funded debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio (which amounted to 5.75% at March 31, 2003).

6. Putable Warrants

In connection with a loan in 1998, the Company issued warrants to purchase 123,536 shares of Series A convertible preferred stock with an exercise price of $0.01 per share that were immediately exercisable. Upon completion of the initial public offering in 2002, the conversion rights associated with the Company’s Series A convertible preferred stock resulted in the warrants being exercisable for 63,092 shares of common stock at an exercise price equal to $0.02 per share. At the holders’ option, the Company is required to make a cash payment to the holder equal to the fair market value of the shares issuable upon conversion of the warrants. On July 22, 2002, a holder of 21,632 putable warrants exercised a put option for cash when the fair market value of the shares was approximately $158,000. As of March 31, 2003, the fair value of the remaining outstanding putable warrants was approximately $233,000. Changes in the fair value of this liability are recorded in the statements of operations as interest income (expense), putable warrants. These warrants expire on June 30, 2003.

7. Warranty Liability

The Company’s warranty liability is summarized as follows (amounts in thousands):

Beginning of period, December 31, 2002	$1,089
Charged to cost of revenues	281
Applied to liability	(234)
Warranty liability acquired from Burdick, Inc.	1,016

End of period, March 31, 2003	$2,152

8. Contingencies

Legal Matters

The Company is a defendant in various legal matters arising in the normal course of business. In the opinion of management, the ultimate resolution of these other matters is not expected to have a material effect on the Company’s consolidated financial statements as a whole.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including future results of operations or financial position, made in this Quarterly Report on Form 10-Q, are forward looking. We use words such as anticipate, believe, expect, future, intend and similar expressions to identify forward looking statements. These forward-looking statements reflect management’s current expectations and involve risks and uncertainties. Our actual results could differ materially from results that may be anticipated by such forward-looking statements. The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Certain Factors That May Affect Future Results” below, those discussed elsewhere in this report and those discussed in our Annual Report on Form 10-K filed on March 18, 2003. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including those affecting revenues, the allowance for doubtful accounts, the salability and recoverability of inventory, warranty liabilities, the carrying value of our investments, the useful lives of intangible assets and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A more complete description of our critical accounting estimates established prior to the end of the fiscal year ending December 31, 2002 is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. In addition to those critical accounting estimates, since December 31, 2002, we have established the following critical accounting estimates:

Purchase Allocation Accounting

In connection with our acquisitions of the medical treadmill manufacturing line and Spacelabs Burdick, Inc., we have allocated the respective purchase prices plus transaction costs to estimated fair values of assets acquired and liabilities assumed. These purchase price allocation estimates were made based on our estimates of fair values. Had these estimates been different, reported amounts allocated to assets and liabilities and results of operations subsequent to the acquisitions could be materially impacted.

Useful Lives of Intangible Assets

Our intangible assets are comprised primarily of a trade name, developed technology and customer relationships, all of which were acquired in our acquisition of Burdick. We use our judgment to estimate the fair value of each of these intangible assets. Our judgment about fair value is based on our expectation of future cash flows and an appropriate discount rate. We also use our judgment to estimate the useful lives of each intangible. We believe there are presently no factors which would limit our ability to benefit from the Burdick trade name in the future, and accordingly do not amortize the trade name. We evaluate this conclusion annually and make a judgment about whether there are circumstances that would limit our ability to benefit from the trade name in the future. If we determine that such circumstances exist, we would amortize the trade name over the expected remaining period in which we believe it would continue to provide benefit. With respect to our developed technology and customer relationship intangible assets, we also evaluate the remaining useful lives annually. We also evaluate whether our intangible assets are impaired. For our trade name this evaluation is performed annually, or more frequently if events occur that suggest there may be an impairment loss, and involves comparing the carrying amount to our estimate of fair value. For our developed technology and customer relationship intangible assets, this evaluation would be performed if events occur that suggest there may be an impairment loss. If we concluded any of our intangible assets is impaired, we would record this as a loss on our statement of operations and as a reduction to the intangible asset.

Goodwill

     Goodwill represents the excess of cost over the estimated fair value of net assets acquired in connection with our acquisitions of the medical treadmill manufacturing line and Spacelabs Burdick, Inc. noted above. We test goodwill for impairment on an annual basis, and between annual tests in certain circumstances, for each reporting unit identified for purposes of accounting for goodwill. A reporting unit represents a portion of our business for which we regularly review certain discrete financial information and operational results. We have determined that we have three reporting units, consisting of the Burdick line of products, the Quinton line of products and the Shanghai-Burdick joint venture. All of our reporting units operate in the diagnostic cardiology market and have similar economic and operating characteristics. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit, and potentially result in recognition of an impairment of goodwill, which would be reflected as a loss on our statement of operations and as a reduction in the carrying value of goodwill.

Results of Operations

	Three Months Ended
	March 31,

	2002	2003

	(as a percentage of revenues)
Revenues:
Systems	78.6%	83.6%
Service	21.4	16.4

Total revenues	100.0	100.0

Gross Profit:
Systems (as a percentage of systems revenue)	38.2	37.2
Service (as a percentage of service revenue)	46.4	46.3

Gross profit	40.0	38.7

Operating Expenses:
Research and development	13.0	10.3
Write off of purchased in-process research and development	—	6.4
Sales and marketing	23.6	21.3
General and administrative, excluding stock-based compensation expense	14.3	10.0
Stock-based compensation	0.3	0.1

Total operating expenses	51.2	48.1

Operating loss	(11.3)	(9.4)

Total other income (expense)	(0.7)	0.1
Minority interest in loss of consolidated entity	—	0.1

Net loss	(12.0)%	(9.2)%

Three Month Period Ended March 31, 2003 Compared to the Three Month Period Ended March 31, 2002

Consolidated operating results for the three-month period ended March 31, 2003 include the operating results of Burdick, which we acquired on January 2, 2003.

Revenues

Revenues for the three-month period ended March 31, 2003 increased by $9,894,000, or 95.2%, to $20,283,000 from $10,389,000 for the comparable period in 2002. This increase was principally due to the addition of Burdick’s revenues, which have been integrated with those of Quinton in 2003.

Pro forma combined revenues of Quinton and Burdick for the period ended March 31, 2002, had the acquisition been completed as of January 1, 2002, would have been $20,206,000. Because of significant uncertainty in Burdick’s distributor channels resulting from the pending sale of Burdick during the fourth quarter of 2002 and the earlier sale of Burdick’s parent on July 2, 2002, Burdick’s revenues were declining at the time of our acquisition. During the three month period ending March 31, 2003, increases in Quinton’s revenues over the comparable period in 2002 were offset by a decline in Burdick’s revenues over the comparable period in 2002. Management believes that uncertainties in the market relating to Burdick’s sale have been substantially resolved, and management does not expect Burdick’s revenues to decline significantly further in future periods.

Systems revenue increased by $8,791,000, or 107.7%, to $16,957,000 for the three-month period ended March 31, 2003 from $8,166,000 for the comparable period in 2002. This increase was primarily due to the impact of Burdick’s systems revenues. To a lesser extent, the growth in revenues was attributable to increases in sales of Quinton’s telemetry system, primarily due to a new rehabilitation telemetry product released in May 2002.

Service revenues increased by $1,103,000, or 49.6%, to $3,326,000 for the three-month period ended March 31, 2003 from $2,223,000 as compared to the same period in 2002. This increase was primarily due to the impact of Burdick’s service revenues and, to a lesser extent, an increase in Quinton’s service revenues for the three-month period ended March 31, 2003 over the comparable period in 2002. The increase in Quinton’s service revenues was related to the growth of our customer installed base.

Gross Profit

Gross profit for the three-month period ended March 31, 2003 increased by $3,691,000, or 88.9%, to $7,844,000 from $4,153,000 for the comparable period in 2002. Gross profit, as a percentage of revenues, decreased to 38.7% for the three-month period ended March 31, 2003 from 40.0% for the comparable period in 2002. The decrease in gross profit percentage is primarily due to a nonrecurring acquisition related charge to cost of sales of $300,000, reflecting an upward adjustment to Burdick’s inventory valuation from Burdick’s historical cost at the acquisition date and its subsequent expensing in the three-month period ended March 31, 2003. This nonrecurring charge to cost of sales represented an adverse impact to gross profit of approximately 1.5 percentage points. Charges of this nature relating to the Burdick acquisition are not expected to recur.

Gross profit from systems revenues decreased to 37.2% for the three-month period ended March 31, 2003, from 38.2% for the comparable period in 2002. This decrease was primarily the result of a nonrecurring acquisition related charge to cost of sales of $300,000 discussed above. This nonrecurring charge to cost of sales represented an adverse impact to gross profit from systems revenues of approximately 1.8 percentage points. Other fluctuations in product mix, resulting in slightly higher proportionate sales of higher margin products, partially offset this decrease.

Gross profit from service revenues for the three-month period ended March 31, 2003 was comparable to that for the same period in 2002.

Operating Expenses

Research and development expenses for the three-month period ended March 31, 2003 increased by $734,000 to $2,087,000 from $1,353,000 for the comparable period in 2002. This increase was primarily due to the impact of additional research and development expenses relating to the acquired Burdick business. As a percentage of revenues, research and development expenses decreased to 10.3% for the three-month period ended March 31, 2003 from 13.0% for the comparable period in 2002. This decrease reflects lower proportionate spending on research and development in the Burdick business than Quinton.

During the three-month period ended March 31, 2003, we recorded a charge of $1,290,000 to write off in-process research and development acquired in the Burdick acquisition. See Note 3 to Unaudited

Condensed Consolidated Financial Statements. We do not expect to incur additional charges in future periods related to the write off of in-process research and development acquired in the Burdick acquisition.

Sales and marketing expenses for the three-month period ended March 31, 2003 increased by $1,873,000 to $4,326,000 from $2,453,000 for the comparable period in 2002. This increase was primarily due to the impact of additional sales and marketing expenses relating to the acquired Burdick business. As a percentage of revenues, sales and marketing expenses decreased to 21.3% for the three-month period ended March 31, 2003 from 23.6% for the comparable period in 2002. This decrease primarily reflects lower proportionate spending on sales and marketing in the Burdick business and cost efficiencies of operating the Quinton and Burdick businesses on a combined basis.

General and administrative expenses, excluding stock-based compensation, for the three-month period ended March 31, 2003, increased by $544,000 to $2,027,000 from $1,483,000 for the comparable period in 2002. This increase was primarily due to the impact of additional general and administrative expenses relating to the acquired Burdick business. As a percentage of revenues, general and administrative expenses, excluding stock-based compensation, decreased to 10.0% for the three-month period ended March 31, 2003 from 14.3% for the comparable period in 2002. This decrease primarily reflects lower proportionate spending in general and administrative areas in the Burdick business and cost efficiencies of operating the Quinton and Burdick businesses on a combined basis.

Stock-based compensation expense for the three-month period ended March 31, 2003 decreased by $17,000 to $18,000, from $35,000 for the comparable period in 2002. Stock-based compensation expense for both periods relates to the intrinsic value of stock options granted in 2001. We expect to record stock-based compensation expense in the second quarter of 2003 at a level similar to the amount recorded in the first quarter of 2003.

Operating Loss

Operating loss for the three-month period ended March 31, 2003 increased by $733,000, or 62.6%, to $1,904,000 from $1,171,000 for the comparable period in 2002. The increase in operating loss was due primarily to a write off of purchased in-process research and development expenses of $1,290,000 and an acquisition related charge included in cost of sales of $300,000. This was partially offset by other factors noted above, primarily lower research and development, sales and marketing and general and administrative expenses as a percentage of revenues.

Other Income and Expense

Total other income for the three-month period ended March 31, 2003 was $24,000, as compared to total other expense of $70,000 for the comparable period in 2002. This change was primarily the result of recording interest income related to putable warrants of $95,000 during the three-month period ended March 31, 2003. These warrants, held by a former lender, are adjusted to their fair market value at the end of each accounting period. Gains and losses reflected in the income statement represent the adjustment of the warrants to their fair market value during the related period. The warrants expire on June 30, 2003. There was no interest income or expense related to putable warrants in the comparable period in 2002.

Income Taxes

There was no income tax benefit or loss recorded for the three-month period ended March 31, 2003

Liquidity and Capital Resources

For the three-month period ended March 31, 2003, we used cash from operating activities of $978,000. This cash flow resulted primarily from working capital requirements of the newly acquired Burdick business.

Net cash used in investing activities was $21,949,000 for the three-month period ended March 31, 2003 compared to $73,000 for the comparable period in 2002 primarily due to our investment in Burdick of $21,549,000 net of cash acquired, payments of acquisition costs, and an increase in expenditures for capital equipment, primarily for the purchase and conversion of an enterprise resource planning system. We anticipate an additional investment of approximately $50,000 to complete the purchase and conversion of our enterprise resource planning system.

Net cash from financing activities for the three-month period ended March 31, 2003 of $4,282,000 resulted primarily from net borrowings on our credit line of $4,329,000 and proceeds from exercises of stock options of $44,000, partially offset by a debt payment of $91,000 related to the note payable issued in the treadmill manufacturing business acquisition. Net borrowings on our credit line for the three-month period ended March 31, 2003 were partially used to fund part of the purchase price of acquiring Burdick and partially for working capital requirements. Net cash from financing activities of $306,000 for the three-month period ended March 31, 2002 was the result of net borrowings on our bank line of credit.

Accounts receivable, inventories, and prepaid expenses and other current assets at March 31, 2003 increased $3,184,000, $6,285,000, and $204,000, respectively, from balances at December 31, 2002 due primarily to the acquisition of Burdick. Cash and cash equivalents declined from $19,382,000 at December 31, 2002 to $737,000 at March 31, 2002, due primarily to the use of cash to fund the Burdick acquisition. Accounts payable, accrued liabilities and warranty liability increased $1,191,000, $2,635,000 and $1,063,000, respectively, from balances at December 31, 2002 due primarily to the acquisition of Burdick. The balance on our line of credit at March 31, 2002 was $4,329,000. This indebtedness was incurred to pay part of the purchase price for our acquisition of Burdick.

At March 31, 2003, we had a $2.3 million refund receivable from the seller of Burdick, relating to a post-closing purchase price adjustment. We have since collected this receivable and have used the proceeds to reduce our line of credit.

We anticipate that our future operating cash flow and borrowings available to us under credit facilities will be sufficient to meet our operating expenses, working capital requirements, capital expenditures and other obligations for at least 12 months. We periodically evaluate potential acquisitions of technology or businesses that complement or expand our existing business or that may enable us to expand into new markets. Future acquisitions may require additional debt, equity financing or both. We may not be able to obtain any additional financing, or may not be able to obtain additional financing on acceptable terms.

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

The selling price of our products and systems and the extent of our market share are subject to market conditions. Market conditions that could impact these aspects of our operations include:

•	delays in product launches;

•	lengthening of buying or selling cycles;

•	the introduction of competing products;

•	price reductions by our competitors;

•	development of more effective products by our competitors;

•	hospital budgetary constraints; and

•	changes in the reimbursement policies of government and third-party payers.

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

Our future financial results could be adversely impacted by asset impairments or other charges.

Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” As a result, we are required to test both acquired goodwill and other indefinite-lived intangible assets, consisting of a trade name for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We are also required to test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their book value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors such as a decline in our market value below our book value for an extended period of time. Additionally, our other indefinite-lived intangible assets must be tested between annual tests if events or changes in circumstances indicate that the assets might be impaired. Additionally, we evaluate the estimated lives of all intangible assets on an annual basis, including those with indefinite lives, to determine if events and circumstances warrant a revision in the remaining period of amortization. In the case of intangible assets with indefinite lives, we evaluate whether events or circumstances continue to support an indefinite useful life. The amount of any such annual or interim impairment charge could be significant, and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

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

During 2000, 2001, and 2002, we generated, on average, approximately 8% of our revenues from international sales and our growth strategy contemplates expanded efforts to increase international sales. All of our international sales in recent periods were attributable to third-party distributors, and our success in expanding international sales in the future will depend on our ability to develop and manage a network of international distributors and the performance of our distributors. Because we do not generally have long-term contracts with our distributors, our distribution relationships may be terminated on little or no notice. If we lose any significant international distributors, or if any of our distributors devote more effort to selling competing products and systems, our international sales and operating results may suffer and our growth may be limited. Consequently, our success in expanding international sales may be limited if our distributors lack, or are unable to develop, relationships with important target customers in international markets.

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

Inadequate levels of reimbursement from governmental or other third-party payers for procedures using our products and systems may cause our revenues to decrease.

Significant changes in the healthcare systems in the U.S. or elsewhere could have a significant impact on the demand for our products and services as well as the way we conduct business. Federal, state and local governments have adopted a number of healthcare policies intended to curb rising healthcare costs. In the U.S., healthcare providers that purchase our products and systems generally rely on governmental and other third-party payers, such as federal Medicare, state Medicaid, and private health insurance plans, to pay for all or a portion of the cost of heart-monitoring procedures and consumable products utilized in those procedures. The availability of such reimbursement affects our customers’ decisions to purchase capital equipment. Denial of coverage or reductions in levels of reimbursement for procedures performed using our products and systems by governmental or other third-party payers would cause our revenues to decrease. We are unable to predict whether federal, state or local healthcare reform legislation or regulation affecting our business may be proposed or enacted in the future, or what effect any such legislation or regulation would have on our business.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We develop products in the U.S. and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our products are currently priced in U.S. dollars and are translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. Interest income is sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term investments calculated at variable rates.

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

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

In November 2000, we disputed the notice of termination from a former supplier, Zymed, Inc., and initiated a lawsuit in the federal district court for the Western District of Washington against the supplier. We also named Agilent Technologies, Inc. and The Hewlett Packard Company as defendants. We sought monetary damages and other available remedies against the defendants for harm to our business resulting from Zymed’s termination of our Holter monitoring systems distribution agreement in August 2000. We incurred significant costs in prosecuting this lawsuit in 2001 and in 2002. The case went to trial and concluded in January 2003. The jury found in favor of the supplier and, consequently, we did not obtain any award for damages. We do not expect to incur any significant additional expenses in connection with this lawsuit.

We are not currently a party to any material legal proceedings.

Item 2.   Changes in Securities and Use of Proceeds

(d) Use of Proceeds from Sale of Registered Securities

Our registration statement on Form S-1 under the Securities Act of 1933 (File No. 333-83272), relating to our initial public offering of common stock, without par value, was declared effective by the Securities and Exchange Commission on May 6, 2002. The offering was co-managed by Adams, Harkness & Hill, Inc., WR Hambrecht+Co and Delafield Hambrecht, Inc. Pursuant to the registration statement, we registered and sold an aggregate of 4,600,000 shares of common stock, including the underwriters’ exercise of their over-allotment option to purchase 600,000 shares, at $7.00 per share, for an aggregate offering price of $32.2 million. In connection with the offering we incurred total expenses of approximately $4.0 million, including underwriting discounts and commissions of approximately $2.3 million. WR Hambrecht+Co received approximately $348,000 as compensation for its underwriting services. At the time, WR Hambrecht+Co was a member of W.R.Hambrecht/QIC, LLC, our largest shareholder until the latter’s distribution of all of its shares of our common stock to its members in November 2002. Our director, William R. Hambrecht, is a significant shareholder, director and officer of WR Hambrecht+Co. Delafield Hambrecht, Inc. received approximately $288,000 as compensation for its underwriting services. John D. Delafield, who served as one of our directors from April 1998 until October 2002, is a significant shareholder, director and officer of Delafield Hambrecht. The remaining expenses were all direct or indirect payments to others and not payments to our directors, officers (or their associates), affiliates or 10% shareholders. None of the net proceeds was used as payments to our director, officers (or their associates), affiliates or 10% shareholders. In May 2002, we used approximately $4.5 million of the net proceeds from the offering to repay outstanding balances under our bank line of credit. In October 2002, we used $1,000,000 of the net proceeds of the offering to pay part of the purchase price for the acquisition of our treadmill manufacturing business. We used the remaining net proceeds in December 2002 and January 2003 to pay part of the purchase price to acquire 100% of the stock of Spacelabs Burdick, Inc.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

     (a)   Exhibits

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)   Reports on Form 8-K

On January 17, 2003, we filed a Form 8-K under Item 2 to report the acquisition of all of the outstanding shares of capital stock of Spacelabs Burdick, Inc.

On March 18, 2003, we filed a Form 8-K/A under Item 2 to report the acquisition of all of the outstanding shares of capital stock of Spacelabs Burdick, Inc., and under Item 7 to report Spacelabs Burdick, Inc. Consolidated Financial Statements as of December 31, 2001 and 2002, for the years ended December 31, 2000 and 2001, for the period January 1, 2002 through July 2, 2002, and for the period July 3, 2002 through December 31, 2002 (With Independent Auditors’ Report Thereon) and to report Quinton Cardiology Systems, Inc. Unaudited Pro Forma Condensed Consolidated Financial Statements as of and for the year ended December 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINTON CARDIOLOGY SYSTEMS, INC.

	By:	/s/ Michael K. Matysik
Michael K. Matysik
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 15, 2003

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Michael K. Matysik
Michael K. Matysik
Senior Vice President and Chief Financial Officer