Form 10-Q
period 2003-06-30
QUINTON CARDIOLOGY SYSTEMS INC
filed 2003-08-14
CIK 1166409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission File Number 000-49755

QUINTON CARDIOLOGY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3300396
(State of Incorporation)	(IRS Employer Identification No.)

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

               Yes   ☐        No ☑

As of August 8, 2003, 12,160,701 shares of the issuer’s common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	June 30,
	2002	2003

ASSETS
Current Assets:
Cash and cash equivalents	$19,382	$903
Accounts receivable, net of allowance for doubtful accounts	7,384	10,318
Inventories	7,462	12,076
Prepaid expenses and other current assets	528	813
Income taxes receivable	206	—

Total current assets	34,962	24,110
Machinery and equipment, net of accumulated depreciation and amortization	3,510	5,367
Intangible assets, net of accumulated amortization	393	5,835
Goodwill	860	10,057
Investment in unconsolidated entity	1,000	1,000
Restricted cash deposit	1,325	—

Total assets	$42,050	$46,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$—	$2,474
Current portion of long term debt	363	363
Accounts payable	4,776	4,848
Accrued liabilities	3,415	5,003
Warranty liability	1,089	2,096
Deferred revenue	4,407	4,447
Putable warrants	328	—

Total current liabilities	14,378	19,231
Long term debt, net of current portion	363	181
Deferred tax liability	—	1,156

Total liabilities	14,741	20,568

Minority interest in consolidated entity	—	203
Shareholders’ Equity:
Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares outstanding in 2002 or 2003	—	—
Common stock (65,000,000 shares authorized), $0.001 par value, 12,049,136 and 12,158,807 shares issued and outstanding at December 31, 2002 and June 30, 2003, respectively	12	12
Additional paid-in capital	45,073	45,342
Deferred stock-based compensation	(180)	(144)
Accumulated deficit	(17,596)	(19,612)

Total shareholders’ equity	27,309	25,598

Total liabilities and shareholders’ equity	$42,050	$46,369

     The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months Ended		Six months ended
	June 30,		June 30,

	2002	2003	2002	2003

Revenues:
Systems	$9,063	$17,604	$17,229	$34,561
Service	2,196	3,102	4,419	6,428

Total revenues	11,259	20,706	21,648	40,989

Cost of Revenues:
Systems	5,697	10,472	10,742	21,124
Service	1,185	1,792	2,376	3,579

Total cost of revenues	6,882	12,264	13,118	24,703

Gross profit	4,377	8,442	8,530	16,286

Operating Expenses:
Research and development	1,334	1,989	2,687	4,076
Write off of purchased in-process research and development projects	—	—	—	1,290
Sales and marketing	2,466	4,491	4,919	8,817
General and administrative, excluding stock-based compensation expense	1,106	1,942	2,589	3,969
Stock-based compensation	35	18	70	36

Total operating expenses	4,941	8,440	10,265	18,188

Operating income (loss)	(564)	2	(1,735)	(1,902)

Other Income (Expense):
Interest income	46	9	46	10
Interest expense	(29)	(82)	(102)	(158)
Interest income (expense), putable warrants	133	(63)	133	32
Other income (expense), net	—	(13)	3	(9)

Total other income (expense)	150	(149)	80	(125)

Loss before income taxes and minority interest in consolidated entity	(414)	(147)	(1,655)	(2,027)
Income tax provision	(4)	(9)	(14)	(9)

Loss before minority interest in consolidated entity	(418)	(156)	(1,669)	(2,036)
Minority interest in loss (income) of consolidated entity	—	(1)	—	20

Net loss	$(418)	$(157)	$(1,669)	$(2,016)

Basic and diluted net loss per share	$(0.06)	$(0.01)	$(0.44)	$(0.17)

Weighted average shares used to compute basic and diluted net loss per share	6,812,713	12,130,211	3,751,667	12,112,095

     The accompanying notes are an integral part of these unaudited condensed consolidated statements.

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Operating Activities:
Net loss	$(418)	$(157)	$(1,669)	$(2,016)
Adjustments to reconcile net loss to net cash from operating activities –
Depreciation and amortization	292	476	583	973
Loss on disposal of equipment	—	6	9	6
Amortization of deferred stock-based compensation	35	18	70	36
Interest expense (income), putable warrants	(133)	63	(133)	(32)
Write off of purchased in-process research and development	—	—	—	1,290
Minority interest in income (loss) of consolidated entity	—	1	—	(20)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(9)	250	(48)	864
Inventories	351	1,671	755	2,157
Prepaid expenses and other current assets	(61)	125	(89)	105
Accounts payable	16	(1,119)	137	(2,653)
Accrued liabilities	(112)	(927)	160	(1,135)
Warranty liability	(63)	(56)	(172)	(9)
Deferred revenue	9	(61)	283	(254)

Net cash flows from operating activities	(93)	290	(114)	(688)

Investing Activities:
Purchases of machinery and equipment	(325)	(357)	(398)	(792)
Proceeds from sale of machinery and equipment	—	73	—	108
Purchase of Burdick, Inc., net of cash acquired	—	2,177	—	(19,372)

Net cash flows from investing activities	(325)	1,893	(398)	(20,056)

Financing Activities:
Borrowings (repayments) on bank line of credit, net	(4,777)	(1,855)	(4,471)	2,474
Payments of long term debt	—	(91)	—	(182)
Proceeds from exercise of stock options	39	19	39	63
Redemption of putable warrants	—	(296)	—	(296)
Proceeds from issuance of stock, net of issuance costs	28,991	206	28,991	206

Net cash flows from financing activities	24,253	(2,017)	24,559	2,265

Net change in cash and cash equivalents	23,835	166	24,047	(18,479)
Cash and cash equivalents, beginning of period	430	737	218	19,382

Cash and cash equivalents, end of period	$24,265	$903	$24,265	$903

Supplemental disclosure of cash flow information:
Cash paid for interest	$57	$83	$131	$140

     The accompanying notes are an integral part of these unaudited condensed consolidated statements.

QUINTON CARDIOLOGY SYSTEMS, INC.

AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1.   Organization and Description of Business

Quinton Cardiology Systems, Inc. (“QCS”) is a Delaware corporation. QCS and its subsidiaries, Quinton Inc. (“Quinton”) and Burdick, Inc. (“Burdick”) are referred to herein as the Company. The Company develops, manufactures, markets and services a family of diagnostic cardiology systems used in the diagnosis, treatment and rehabilitation of patients with heart disease.

     2.   Summary of Significant Accounting Policies

Basis of Presentation

The condensed financial statements present the Company on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. The condensed consolidated balance sheet dated June 30, 2003, the condensed consolidated statements of operations for the three and six-month periods ended June 30, 2002 and 2003 and the condensed consolidated statements of cash flows for the three and six-month periods ended June 30, 2002 and 2003 have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The notes to the audited consolidated financial statements included in the Company’s annual report on form 10-K for the fiscal year ended December 31, 2002 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company for the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period. All share information in these financial statements gives effect to a 1 for 2.2 reverse stock split, which was effected in April 2002.

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

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under statement No. 133, “Accounting for Derivative Instruments and Hedging Relationships.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003. The Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements as a whole.

Net Income (Loss) Per Share

In accordance with SFAS No. 128, “Computation of Earnings Per Share,” basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Common stock that the Company has the right to repurchase is not included in the calculation of outstanding shares. Diluted loss per share is computed by dividing net loss by the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options, including outstanding shares subject to repurchase, and warrants (using the treasury stock method); potential common shares are excluded from the calculation if their effect is antidilutive.

The following table sets forth the computation of basic and diluted weighted average common shares outstanding for the three and six-month periods ended June 30, 2002 and 2003:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2003	2002	2003

Shares (denominator basic and diluted):
Weighted average common shares outstanding	6,822,488	12,130,211	3,766,948	12,112,095
Less: weighted average shares subject to repurchase	(9,775)	—	(15,281)	—

Denominator for basic and diluted calculation	6,812,713	12,130,211	3,751,667	12,112,095

As of June 30, 2002 and 2003, 1,566,414, and 1,732,499, respectively, shares of common stock subject to repurchase, stock options and warrants were excluded from the computation of diluted loss per share, as their impact was antidilutive. If the Company had reported net income, the calculation of earnings per share would have included the dilutive effect of these potential common shares using the treasury stock and if converted methods.

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

Had compensation cost been determined based on the fair value of the options at the grant dates during the three and six-month periods ended June 30, 2002 and 2003, consistent with the provisions of SFAS 123, the Company’s reported net loss would have been the pro forma amounts indicated below (amounts in thousands except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2003	2002	2003

Net loss – as reported	$(418)	$(157)	$(1,669)	$(2,016)
Add back: Total stock-based employee compensation expense included in reported loss, net of related tax effects	35	18	70	36
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(129)	(282)	(259)	(489)

Net loss – pro forma	$(512)	$(421)	$(1,858)	$(2,469)

Net loss per share – as reported	$(0.06)	$(0.01)	$(0.44)	$(0.17)
Net loss per share – pro forma	$(0.08)	$(0.03)	$(0.50)	$(0.20)

The fair value of each employee option grant is established on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during 2002 and 2003: zero dividend yield; risk-free interest rate of 4.2% and 3.5%, respectively; volatility of 90% and 85%, respectively; and expected lives of four years and seven years, respectively. The weighted-average fair value of options granted in 2002 and 2003 was $5.49 and $4.64, respectively.

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

Intangible Assets

The Company’s intangible assets are comprised primarily of a trade name, developed technology and customer relationships, all of which were acquired in our acquisition of Burdick. Company management uses judgment to estimate the fair value of each of these intangible assets. The judgment about fair value is based on expectations of future cash flows and an appropriate discount rate. Company management also uses judgment to estimate the useful lives of each intangible asset. The Company believes the Burdick trade name has an indefinite life, and accordingly does not amortize the trade name. The Company evaluates this conclusion annually and makes a judgment about whether there are factors that would limit the ability to benefit from the trade name in the future. If there were such factors, the Company would start amortizing the trade name. With respect to developed technology and customer relationship intangible assets, the Company also evaluates the remaining useful lives annually to evaluate whether the intangible assets are impaired. For the trade name, this evaluation is performed annually or if events occur that suggest there may be an impairment loss, and involves comparing the carrying amount to the Company’s estimate of fair value. For developed technology and customer relationship intangible assets, this evaluation would be performed if events occur that suggest there may be an impairment loss. If we conclude that any of our intangible assets are impaired, we would record this as a loss on our statement of operations and as a reduction to the intangible asset. The Company recorded amortization expense for identifiable intangibles of $31,000 and $103,000 for the three-month periods ended June 30, 2002 and 2003, respectively, and $61,000 and $217,000 for the six-month periods ended June 30, 2002 and 2003, respectively.

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

On April 21, 2003, an agreement was reached with the seller to adjust the purchase price to $20.4 million, based principally on the amount of Burdick’s net working capital at the date of acquisition. In accordance with this agreement, the Company kept the $1.3 million that was held back at closing and received a $2.3 million refund from the seller subsequent to the April 21, 2003 agreement. The refund was used to reduce borrowings against the Company’s line of credit.

The Company has obtained most, but not all, of the information the Company has arranged to obtain in order to finalize the purchase price allocation. The purchase price, including incremental costs directly related to the transaction, was allocated, based on information currently available, as follows (in thousands):

Cash and cash equivalents	$386
Accounts receivable, net of allowance for doubtful accounts	3,798
Inventories	6,771
Prepaid expenses and other current assets	184
Machinery and equipment	2,000
In-process research and development	1,290
Intangible assets	5,660
Goodwill	9,131

Total assets acquired	29,220
Current liabilities	(6,961)
Deferred income taxes	(1,156)

Net assets acquired	$21,103

Inventories included an adjustment to Burdick’s historical cost to increase finished goods to fair market value less expected disposal costs and selling margin. This adjustment resulted in valuation of inventory of $300,000 in excess of Burdick’s historical cost. This increase in the inventory valuation was charged to cost of sales in the six-month period ended June 30, 2003, as the associated inventories were sold in the normal course of business.

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

The first of the two projects, representing 87% of the total value of acquired in-process research and development, relates to a new resting ECG monitor. This project was approximately 70% complete at the date of acquisition and was completed and the related product (the Atria 3000) was released, as expected, at the end of the first quarter of 2003. Margins on this product are expected to be in line with the Company’s historical margins. A failure to achieve expected market results and margins relating to this product could materially adversely affect the overall return on investment relating to the Burdick acquisition. Costs to complete this project were expensed in the six-month period ended June 30, 2003.

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

All of the acquired in process research and development was written off during the first quarter of 2003.

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

The following pro forma data summarizes the results of operations for the three and six-month periods ended June 30, 2002 as if the Burdick acquisition had been completed on January 1, 2002. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of depreciation of machinery and equipment, amortization of identified intangible assets and interest on cash balances. (in thousands, except per share amounts)

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2002	2002

Revenues	$21,316	$41,522
Net loss	$(1,193)	$(3,003)
Basic and diluted net loss per share	$(0.18)	$(0.80)

     4.   Initial Public Offering

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

     5.   Inventories

Inventories were valued at the lower of cost, on an average cost basis, or market and were comprised of the following (amounts in thousands):

	December 31,	June 30,
	2002	2003

Raw materials	$3,433	$6,727
Work in progress	984	482
Finished goods	3,045	4,867

Total inventories	$7,462	$12,076

     6.   Borrowings

In connection with the January 2003 acquisition of Burdick, the Company established a line of credit on December 30, 2002. Borrowings under the Company’s bank line of credit are limited to the lesser of $12,000,000 or an amount based on eligible accounts receivable and eligible inventories. Substantially all of the Company’s assets are pledged as collateral for the line of credit. This credit line carries an interest rate at the bank’s prime rate plus a minimum of 0.5% to a maximum of 1.5% based on a funded debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio (which amounted to 5.75% at June 30, 2003).

     7.   Putable Warrants

In connection with a loan in 1998, the Company issued warrants to purchase 123,536 shares of Series A convertible preferred stock with an exercise price of $0.01 per share that were immediately exercisable. Upon completion of the initial public offering in 2002, the conversion rights associated with the Company’s Series A convertible preferred stock resulted in the warrants being exercisable for 63,092 shares of common stock at an exercise price equal to $0.02 per share. At the holders’ option, the Company is required to make a cash payment to the holder equal to the fair market value of the shares issuable upon conversion of the warrants. On July 22, 2002, a holder of 21,632 putable warrants exercised a put option for cash when the fair value of the shares was approximately $158,000. On May 21, 2003, the holder of the remaining 41,460 putable warrants exercised a put option for cash when the fair value of the shares was approximately $296,000. Changes in the fair value of this liability are recorded in the statements of operations as interest income (expense), putable warrants. There were no warrants outstanding as of June 30, 2003.

     8.   Warranty Liability

Changes in the warranty liability for the six months ended June 30, 2003 were as follows (amounts in thousands):

Warranty liability as of December 31, 2002	$1,089
Charged to cost of revenues	562
Warranty expenditures	(571)
Warranty liability acquired from Burdick, Inc.	1,016

Warranty liability as of June 30, 2003	$2,096

     9.   Contingencies

Legal Matters

The Company is a defendant in various legal matters arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters is not expected to have a material effect on the Company’s consolidated financial statements as a whole.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including those affecting revenues, the allowance for doubtful accounts, the salability and recoverability of inventory, warranty liabilities, the carrying value of our investments, the useful lives of intangible assets and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A more complete description of our critical accounting estimates established prior to the end of the fiscal year ending December 31, 2002 is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. In addition to those critical accounting estimates, since December 31, 2002, we have established the following critical accounting estimates:

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

Useful Lives of Intangible Assets

Our intangible assets are comprised primarily of a trade name, developed technology and customer relationships, all of which were acquired in our acquisition of Burdick. We use our judgment to estimate the fair value of each of these intangible assets. Our judgment about fair value is based on our expectation of future cash flows and an appropriate discount rate. We also use our judgment to estimate the useful lives of each intangible asset. We believe there are presently no factors which would limit our ability to benefit from the Burdick trade name in the future, and accordingly do not amortize the trade name. We evaluate this conclusion annually and make a judgment about whether there are circumstances that would limit our ability to benefit from the trade name in the future. If we determine that such circumstances exist, we would amortize the trade name over the expected remaining period in which we believe it would continue to provide benefit. With respect to our developed technology and customer relationship intangible assets, we also evaluate the remaining useful lives annually. We also evaluate whether our intangible assets are impaired. For our trade name this evaluation is performed annually, or more frequently if events occur that suggest there may be an impairment loss, and involves comparing the carrying amount to our estimate of fair value. For our developed technology and customer relationship intangible assets, this evaluation would be performed if events occur that suggest there may be an impairment loss. If we concluded any of our intangible assets is impaired, we would record this as a loss on our statement of operations and as a reduction to the intangible asset.

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

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

	(as a percentage of revenues)		(as a percentage of revenues)
Revenues:
Systems	80.5%	85.0%	79.6%	84.3%
Service	19.5	15.0	20.4	15.7

Total revenues	100.0	100.0	100.0	100.0

Gross Profit:
Systems (as a percentage of systems revenue)	37.1	40.5	37.6	38.9
Service (as a percentage of service revenue)	46.0	42.2	46.2	44.3

Gross profit	38.9	40.8	39.4	39.7

Operating Expenses:
Research and development	11.9	9.6	12.4	9.9
Write off of purchased in-process research and development	—	—	—	3.2
Sales and marketing	21.9	21.7	22.7	21.5
General and administrative, excluding stock-based compensation expense	9.8	9.4	12.0	9.7
Stock-based compensation	0.3	0.1	0.3	0.1

Total operating expenses	43.9	40.8	47.4	44.4

Operating income (loss)	(5.0)	0.0	(8.0)	(4.7)

Total other income (expense)	1.3	(0.7)	0.4	(0.3)
Income tax provision	—	(0.1)	(0.1)	—
Minority interest in loss of consolidated entity	—	—	—	0.1

Net loss	(3.7)%	(0.8)%	(7.7)%	(4.9)%

Three Month Period Ended June 30, 2003 Compared to the Three Month Period Ended June 30, 2002

Consolidated operating results for the three-month period ended June 30, 2003 include the operating results of Burdick, which we acquired on January 2, 2003.

Revenues

Revenues for the three-month period ended June 30, 2003 increased by $9,447,000, or 83.9%, to $20,706,000 from $11,259,000 for the comparable period in 2002. This increase was principally due to the addition of Burdick’s revenues, which have been integrated with those of Quinton in 2003.

Pro forma combined revenues of Quinton and Burdick for the three-month period ended June 30, 2002, had the acquisition been completed as of January 1, 2002, would have been $21,316,000. Because of significant uncertainty in Burdick’s distributor channels resulting from the pending sale of Burdick during the fourth quarter of 2002 and the earlier sale of Burdick’s parent on July 2, 2002, Burdick’s revenues were declining at the time of our acquisition. During the three month period ending June 30, 2003, increases in Quinton’s revenues over the comparable period in 2002 were offset by a decline in Burdick’s revenues over the comparable period in 2002. Management believes that uncertainties in the market relating to Burdick’s sale have been substantially resolved, and management does not expect Burdick’s revenues to decline significantly further in future periods.

Systems revenue increased by $8,541,000, or 94.2%, to $17,604,000 for the three-month period ended June 30, 2003 from $9,063,000 for the comparable period in 2002. This increase was primarily due to the impact of Burdick’s systems revenues. To a lesser extent, the growth in revenues was attributable to increases in sales of Quinton’s telemetry systems, including a new rehabilitation telemetry product released in May 2002.

Service revenues increased by $906,000, or 41.3%, to $3,102,000 for the three-month period ended June 30, 2003 from $2,196,000 as compared to the same period in 2002. This increase was primarily due to the impact of Burdick’s service revenues.

Gross Profit

Gross profit for the three-month period ended June 30, 2003 increased by $4,065,000, or 92.9%, to $8,442,000 from $4,377,000 for the comparable period in 2002. Gross profit, as a percentage of revenues, increased to 40.8% for the three-month period ended June 30, 2003 from 38.9% for the comparable period in 2002. The increase in gross profit, as a percentage of revenues, was primarily due to the results of product cost reduction initiatives, including design cost reductions and other reductions in purchased components of our products.

Gross margin from systems revenues increased to 40.5% for the three-month period ended June 30, 2003, from 37.1% for the comparable period in 2002. This increase in gross margin, as a percentage of revenues, was primarily due to the product cost reduction measures referred to above.

Gross margin from service revenues decreased to 42.2% for the three-month period ended June 30, 2003, from 46.0% for the comparable period in 2002. This decrease in gross margin, as a percentage of revenues, was primarily due to the impact of Burdick’s lower gross margin on service revenues.

Operating Expenses

Research and development expenses for the three-month period ended June 30, 2003 increased by $655,000 to $1,989,000 from $1,334,000 for the comparable period in 2002. This increase was primarily due to the impact of additional research and development expenses relating to the acquired Burdick business. As a percentage of revenues, research and development expenses decreased to 9.6% for the three-month period ended June 30, 2003 from 11.9% for the comparable period in 2002. This decrease reflects lower proportionate spending on research and development in the Burdick business than Quinton.

Sales and marketing expenses for the three-month period ended June 30, 2003 increased by $2,025,000 to $4,491,000 from $2,466,000 for the comparable period in 2002. This increase was primarily due to the impact of additional sales and marketing expenses relating to the acquired Burdick business. As a percentage of revenues, sales and marketing expenses decreased to 21.7% for the three-month period ended June 30, 2003 from 21.9% for the comparable period in 2002. This decrease primarily reflects lower proportionate spending on sales and marketing in the Burdick business and cost efficiencies of operating the Quinton and Burdick businesses on a combined basis.

General and administrative expenses, excluding stock-based compensation, for the three-month period ended June 30, 2003, increased by $836,000 to $1,942,000 from $1,106,000 for the comparable period in 2002. This increase was primarily due to the impact of additional general and administrative expenses relating to the acquired Burdick business. As a percentage of revenues, general and administrative expenses, excluding stock-based compensation, decreased to 9.4% for the three-month period ended June 30, 2003 from 9.8% for the comparable period in 2002. This decrease primarily reflects lower proportionate spending in general and administrative areas in the Burdick business and cost efficiencies of operating the Quinton and Burdick businesses on a combined basis.

Stock-based compensation expense for the three-month period ended June 30, 2003 decreased by $17,000 to $18,000, from $35,000 for the comparable period in 2002. Stock-based compensation expense for both periods relates to the intrinsic value of stock options granted in 2001. We expect to record stock-based compensation expense in the third and fourth quarters of 2003 at a level similar to the amount recorded in the second quarter of 2003.

Operating Loss

Operating income for the three-month period ended June 30, 2003 was $2,000 compared to an operating loss of $564,000 for the comparable period in 2002. The period-over-period improvement was due to factors noted above, primarily higher gross profit percentage and lower research and development expenses as a percentage of revenues.

Other Income and Expense

Total other expense for the three-month period ended June 30, 2003 was $149,000, as compared to total other income of $150,000 for the comparable period in 2002. Interest income decreased by $37,000 to $9,000 for the three-month period ended June 30, 2003 from $46,000 for the comparable period in 2002 primarily due to interest earned on average cash balances during the three-month period ended 2002. Interest expense increased by $53,000 to $82,000 for the three-month period ended June 30, 2003 from $29,000 for the comparable period in 2002 primarily due to an increase in average borrowings on our bank line of credit over the three-month period ended June 30, 2003 as compared to average borrowings over the comparable period in 2002. In addition, interest expense related to putable warrants was $63,000, as compared to interest income of $133,000 for the comparable period in 2002. These warrants, held by a former lender, were adjusted to their fair market value at the end of each accounting period. Gains and losses reflected in the income statement represent the adjustment of the warrants to their fair market value during the related period. The holder of the remaining warrants exercised their put option during the second quarter of 2003. There were no warrants outstanding as of June 30, 2003.

Income Taxes

The income tax provisions recorded in the three month periods ended June 30, 2003 and 2002 were due to state income tax provisions.

Six Month Period Ended June 30, 2003 Compared to the Six Month Period Ended June 30, 2002

Consolidated operating results for the six-month period ended June 30, 2003 include the operating results of Burdick, which we acquired on January 2, 2003.

Revenues

Revenues for the six-month period ended June 30, 2003 increased by $19,341,000, or 89.3%, to $40,989,000 from $21,648,000 for the comparable period in 2002. This increase was principally due to the addition of Burdick’s revenues, which have been integrated with those of Quinton in 2003.

Pro forma combined revenues of Quinton and Burdick for the six-month period ended June 30, 2002, had the acquisition been completed as of January 1, 2002, would have been $41,522,000. Because of significant uncertainty in Burdick’s distributor channels resulting from the pending sale of Burdick during the fourth quarter of 2002 and the earlier sale of Burdick’s parent on July 2, 2002, Burdick’s revenues were declining at the time of our acquisition. During the six-month period ending June 30, 2003, increases in Quinton’s revenues over the comparable period in 2002 were offset by a decline in Burdick’s revenues over the comparable period in 2002. Management believes that uncertainties in the market relating to Burdick’s sale have been substantially resolved, and management does not expect Burdick’s revenues to decline significantly further in future periods.

Systems revenue increased by $17,332,000, or 100.6%, to $34,561,000 for the six-month period ended June 30, 2003 from $17,229,000 for the comparable period in 2002. This increase was primarily due to the impact of Burdick’s systems revenues. To a lesser extent, the growth in revenues was attributable to increases in sales of Quinton’s telemetry systems, including a new rehabilitation telemetry product released in May 2002.

Service revenues increased by $2,009,000, or 45.5%, to $6,428,000 for the six-month period ended June 30, 2003 from $4,419,000 for the comparable period in 2002. This increase was primarily due to the impact of Burdick’s service revenues and, to a lesser extent, an increase in Quinton’s service revenues for the six-month period ended June 30, 2003 over the comparable period in 2002. The increase in Quinton’s service revenues was related to the growth of our customer installed base.

Gross Profit

Gross profit for the six-month period ended June 30, 2003 increased by $7,756,000, or 90.9%, to $16,286,000 from $8,530,000 for the comparable period in 2002. Gross profit, as a percentage of revenues, increased to 39.7% for the six-month period ended June 30, 2003 from 39.4% for the comparable period in 2002. For the six-month period ended June 30, 2003, gross profit included a nonrecurring acquisition related charge to cost of sales of $300,000, reflecting an upward adjustment to Burdick’s inventory valuation from Burdick’s historical cost at the acquisition date and its subsequent expensing in the quarter ended March 31, 2003. This nonrecurring charge to cost of sales represented an adverse impact to gross profit of approximately 0.7 percentage points. Charges of this nature relating to the Burdick acquisition are not expected to recur.

Gross margin from systems revenues increased to 38.9% for the six-month period ended June 30, 2003, from 37.6% for the comparable period in 2002. This increase is primarily due to reductions in material costs. For the six-month period ended June 30, 2003, gross profit from systems revenues included a nonrecurring acquisition related charge to cost of sales of $300,000 discussed above. This nonrecurring charge to cost of sales represented an adverse impact to gross margin from systems revenues of approximately 0.9 percentage points.

Gross margin from service revenues of 44.3% for the six-month period ended June 30, 2003 decreased from 46.2% for comparable period in 2002. This decrease in gross margin, as a percentage of revenues, was primarily due to the impact of Burdick’s lower gross margin on service revenues.

Operating Expenses

Research and development expenses for the six-month period ended June 30, 2003 increased by $1,389,000 to $4,076,000 from $2,687,000 for the comparable period in 2002. This increase was primarily due to the impact of additional research and development expenses relating to the acquired Burdick business. As a percentage of revenues, research and development expenses decreased to 9.9% for the six-month period ended June 30, 2003 from 12.4% for the comparable period in 2002. This decrease reflects lower proportionate spending on research and development in the Burdick business than Quinton.

During the six-month period ended June 30, 2003, we recorded a charge of $1,290,000 to write off in-process research and development acquired in the Burdick acquisition. See Note 3 to Unaudited Condensed Consolidated Financial Statements. We do not expect to incur additional charges in future periods related to the write off of in-process research and development acquired in the Burdick acquisition.

Sales and marketing expenses for the six-month period ended June 30, 2003 increased by $3,898,000 to $8,817,000 from $4,919,000 for the comparable period in 2002. This increase was primarily due to the impact of additional sales and marketing expenses relating to the acquired Burdick business. As a percentage of revenues, sales and marketing expenses decreased to 21.5% for the six-month period ended June 30, 2003 from 22.7% for the comparable period in 2002. This decrease primarily reflects lower proportionate spending on sales and marketing in the Burdick business and cost efficiencies of operating the Quinton and Burdick businesses on a combined basis.

General and administrative expenses, excluding stock-based compensation, for the six-month period ended June 30, 2003, increased by $1,380,000 to $3,969,000 from $2,589,000 for the comparable period in 2002. This increase was primarily due to the impact of additional general and administrative expenses relating to the acquired Burdick business. As a percentage of revenues, general and administrative expenses, excluding stock-based compensation, decreased to 9.7% for the six-month period ended June 30, 2003 from 12.0% for the comparable period in 2002. This decrease primarily reflects lower proportionate spending in general and administrative areas in the Burdick business and cost efficiencies of operating the Quinton and Burdick businesses on a combined basis.

Stock-based compensation expense for the six-month period ended June 30, 2003 decreased by $34,000 to $36,000, from $70,000 for the comparable period in 2002. Stock-based compensation expense for both periods relates to the intrinsic value of stock options granted in 2001.

Operating Loss

Operating loss for the six-month period ended June 30, 2003 increased by $167,000, or 9.6%, to $1,902,000 from $1,735,000 for the comparable period in 2002. As a percentage of revenues, operating loss for the six-month period ended June 30, 2003 decreased to 4.7% from 8.0% for the comparable period in 2002. Operating loss for the six-month period ended June 30, 2003 included a write off of purchased in-process research and development expenses of $1,290,000 and an acquisition related charge included in cost of sales of $300,000, both of which were recorded in the quarter ended March 31, 2003.

Other Income and Expense

Total other expense for the six-month period ended June 30, 2003 was $125,000, as compared to total other income of $80,000 for the comparable period in 2002. Interest expense increased by $56,000 to $158,000 for the six-month period ended June 30, 2003 from $102,000 for the comparable period in 2002 primarily due to an increase in average borrowings on our bank line of credit over the six-month period ended June 30, 2003 as compared to average borrowings over the comparable period in 2002. In addition, interest income related to putable warrants decreased by $101,000 to $32,000 for the six-month period ended June 30, 2003 from $133,000 for the comparable period in 2002. These warrants, held by a former lender, were adjusted to their fair market value at the end of each accounting period. Gains and losses reflected in the income statement represent the adjustment of the warrants to their fair market value during the related period. The holder of the remaining warrants exercised their put option during the second quarter of 2003. There were no warrants outstanding as of June 30, 2003.

Income Taxes

Income tax provisions recorded in the six-month periods ended June 30, 2003 and 2002 were due to state income tax provisions.

Consolidation of Manufacturing Operations

We have announced plans to consolidate our Deerfield, Wisconsin and Bothell, Washington manufacturing and production activities to the Deerfield location. As a result of the related transition activities, Quinton will incur certain one-time charges relating to severance and retention of certain employees, moving costs, asset write-offs and other related charges in the third and fourth quarters of 2003. We currently estimate that these charges will be in the range of $500,000 to $700,000 in the third quarter of 2003 and between $1,400,000 and $1,500,000 in the fourth quarter of 2003, which include non-cash asset write-offs of approximately $400,000. We do not expect this consolidation to adversely affect revenues in the third or fourth quarter of 2003. We expect to complete this consolidation by the end of 2003. We expect to realize cost savings of between $1,500,000 and $2,000,000 annually thereafter. Substantially all of this cost savings will be to cost of sales.

Liquidity and Capital Resources

For the three-month period ended June, 2003, we provided cash from operating activities of $290,000 primarily from income excluding non-cash expenses of $407,000 and a reduction of inventories of $1,671,000, which were partially offset by a reduction of accounts payable of $1,119,000 and accrued liabilities of $927,000. Inventories and accounts payable at

June 30, 2003 decreased from balances at March 31, 2003 primarily due to inventory reduction measures resulting in reduced inventory purchases. Accrued liabilities decreased from the balance at March 31, 2003 primarily due to lower period-ending payroll and payroll related accruals.

For the six-month period ended June 30, 2003, we used cash from operating activities of $688,000. This cash flow resulted primarily from working capital requirements of the newly acquired Burdick business.

Net cash provided from investing activities was $1,893,000 for the three-month period ended June 30, 2003 primarily due to receiving a $2,297,000 refund on the Burdick acquisition price. The purchase price refund was principally used to pay down our credit line and to purchase capital equipment related to our enterprise resource planning, or ERP, system conversion. For the three-month period ended June 30, 2002, we used cash in investing activities of $325,000 primarily for purchases of machinery and equipment related to our ERP system conversion.

Net cash used in investing activities was $20,056,000 for the six-month period ended June 30, 2003 compared to $398,000 for the comparable period in 2002 primarily due to our investment in Burdick of $19,372,000 net of cash acquired, payments of acquisition costs and a refund from the reduction in the purchase price. For the six-month period ended June 30, 2003, capital equipment expenditures increased by $394,000 over the comparable period in 2002. The increase was primarily due to the purchase and conversion of an enterprise resource planning system.

Net cash used for financing activities for the three-month period ended June 30, 2003 of $2,017,000 resulted primarily from net repayments on our credit line of $1,855,000, a debt payment of $91,000 related to the note payable issued in the treadmill manufacturing business acquisition and a payment of $296,000 for the redemption of putable warrants, which was partially offset by proceeds from exercises of stock options of $19,000 and proceeds from the issuance of common stock in accordance with our employee stock purchase plan of $206,000. Net cash from financing activities of $24,253,000 for the three-month period ended June 30, 2002 was primarily the result of proceeds from our initial public offering, including the over-allotment shares, of approximately $28,200,000, net of underwriting discounts and offering expenses, offset by net repayments on our bank line of credit of $4,477,000.

Net cash from financing activities for the six-month period ended June 30, 2003 of $2,265,000 resulted primarily from net borrowings on our credit line of $2,474,000, proceeds from exercises of stock options of $63,000 and proceeds from issuance of common stock of $206,000, partially offset by debt payments of $182,000 related to the note payable issued in the treadmill manufacturing business acquisition and a payment for the redemption of putable warrants of $296,000. Net borrowings on our credit line for the six-month period ended June 30, 2003 were partially used to fund part of the purchase price of acquiring Burdick and partially for working capital requirements. Net cash from financing activities of $24,559,000 for the six-month period ended June 30, 2002 was the result of proceeds from our initial public offering, including the over-allotment shares, of approximately $28,991,000, net of underwriting discounts and offering expenses, offset by net repayments on our bank line of credit of $4,471,000. Additional offering expenses of approximately $800,000 related to the initial public offering were accrued as of June 30, 2002 but were paid in later periods. The net proceeds from our initial public offering, after payment of all offering expenses and underwriting discounts was $28,200,000.

Accounts receivable, inventories, and prepaid expenses and other current assets at June 30, 2003 increased $2,934,000, $4,614,000, and $285,000, respectively, from balances at December 31, 2002 due primarily to the acquisition of Burdick. Cash and cash equivalents declined from $19,382,000 at December 31, 2002 to $903,000 at June 30, 2003, due primarily to the use of cash to fund the Burdick acquisition. Accounts payable, accrued liabilities and warranty liability increased $72,000, $1,588,000 and $1,007,000, respectively, from balances at December 31, 2002 due primarily to the acquisition of Burdick. The balance on our line of credit at June 30, 2003 was $2,474,000. This indebtedness was incurred to pay part of the purchase price for our acquisition of Burdick.

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

A number of factors could adversely affect our operating performance during and after the transition period required to consolidate the Quinton manufacturing operations into the Deerfield location.

We have decided to consolidate the Bothell, Washington and Deerfield, Wisconsin manufacturing operations into the Deerfield location and to consolidate our corporate headquarters in Bothell into a smaller space. This transition will take place during the third and fourth quarters of 2003. We expect cost savings will come from a combination of a reduction in facilities space and a reduction in staffing requirements due to consolidation of the two previously separate manufacturing and production organizations. In connection with the transition activities, Quinton expects to incur certain one-time charges relating to severance and retention of certain employees, moving costs, asset write-offs and other related charges in the third and fourth quarters of 2003. Given the magnitude and complexity of these changes, a number of factors could adversely affect our performance during and after the transition process. These factors could increase the magnitude of the one-time charges we expect to incur, could cause significant and costly operating inefficiencies, could adversely impact our ability to deliver products to our customers on a timely basis and could reduce the level of overall cost savings that we ultimately achieve through the consolidation. These factors include, but are not limited to, our possible inability to retain key manufacturing and operations personnel in Bothell through the transition period, possible delays in hiring key new personnel in Deerfield, unexpected costs in consolidating our manufacturing operations, unexpected delays in the manufacturing process after the consolidation of the manufacturing operations, our inability to achieve anticipated cost savings from our consolidation of manufacturing operations and disruptions in supplies or increases in prices of certain components used in our manufacturing operations.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report of Form 10-Q and have determined that such disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 16, 2003, the following actions were taken:

1.	Election of Directors

	For	Withheld

Ruediger Naumann-Etienne	8,119,682	1,006
Harvey N. Gillis	8,106,160	14,528

2.	To approve our reincorporation from California to Delaware by means of a merger with and into a wholly-owned Delaware subsidiary.

			Broker

Votes For	Votes Against	Abstentions	Non-Votes

6,857,551	14,798	976	1,247,363

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(b)	Reports on Form 8-K

On April 25, 2003, we filed a Form 8-K related to the press release discussing the Company’s results for the first quarter of 2003.

On May 21, 2003, we filed a Form 8-K to report a reincorporation in the state of Delaware.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINTON CARDIOLOGY SYSTEMS, INC.

By:	/s/ Michael K. Matysik

Michael K. Matysik Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 14, 2003