Form 10-Q
period 2003-09-30
QUINTON CARDIOLOGY SYSTEMS INC
filed 2003-11-14
CIK 1166409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

(425) 402-2000
(Registrant’s telephone number)

Indicated by check ☒ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes ☒                     No ☐

Indicated by check ☒ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

     Yes ☐                   No ☒

     As of November 7, 2003, 12,187,873 shares of the issuer’s common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	September 30,
	2002	2003

ASSETS
Current Assets:
Cash and cash equivalents	$19,382	$451
Accounts receivable, net of allowance for doubtful accounts	7,384	11,101
Inventories	7,462	11,918
Prepaid expenses and other current assets	528	574
Income taxes receivable	206	—

Total current assets	34,962	24,044
Machinery and equipment, net of accumulated depreciation and amortization	3,510	5,410
Intangible assets, net of accumulated amortization	393	5,751
Goodwill	860	9,953
Investment in unconsolidated entity	1,000	1,000
Restricted cash deposit	1,325	—

Total assets	$42,050	$46,158

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$—	$883
Current portion of long term debt	363	363
Accounts payable	4,776	5,184
Accrued liabilities	3,415	5,617
Warranty liability	1,089	2,101
Deferred revenue	4,407	4,630
Putable warrants	328	—

Total current liabilities	14,378	18,778
Long term debt, net of current portion	363	91
Deferred tax liability	—	1,156

Total liabilities	14,741	20,025

Minority interest in consolidated entity	—	199
Shareholders’ Equity:
Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares outstanding in 2002 or 2003	—	—
Common stock (65,000,000 shares authorized), $0.001 par value, 12,049,136 and 12,187,207 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	12	12
Additional paid-in capital	45,073	45,477
Deferred stock-based compensation	(180)	(126)
Accumulated deficit	(17,596)	(19,429)

Total shareholders’ equity	27,309	25,934

Total liabilities and shareholders’ equity	$42,050	$46,158

The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three months Ended		Nine months ended
	September 30,		September 30,

	2002	2003	2002	2003

Revenues:
Systems	$9,380	$17,747	$26,609	$52,308
Service	2,275	3,287	6,694	9,715

Total revenues	11,655	21,034	33,303	62,023

Cost of Revenues:
Systems	5,959	10,669	16,701	31,793
Service	1,109	1,777	3,485	5,356

Total cost of revenues	7,068	12,446	20,186	37,149

Gross profit	4,587	8,588	13,117	24,874

Operating Expenses:
Research and development	1,205	1,969	3,892	6,045
Write off of purchased in-process research and development projects	—	—	—	1,290
Sales and marketing	2,460	4,519	7,379	13,336
General and administrative, excluding stock-based compensation expense	1,434	1,838	4,023	5,807
Stock-based compensation	23	18	93	54

Total operating expenses	5,122	8,344	15,387	26,532

Operating income (loss)	(535)	244	(2,270)	(1,658)

Other Income (Expense):
Interest income	97	—	143	10
Interest expense	—	(63)	(102)	(221)
Interest income, putable warrants	161	—	294	32
Other income (expense), net	(2)	2	1	(7)

Total other income (expense)	256	(61)	336	(186)

Income (loss) before income taxes and minority interest in consolidated entity	(279)	183	(1,934)	(1,844)
Income tax provision	(2)	(4)	(16)	(13)

Income (loss) before minority interest in consolidated entity	(281)	179	(1,950)	(1,857)
Minority interest in loss of consolidated entity	—	4	—	24

Net income (loss)	$(281)	$183	$(1,950)	$(1,833)

Net income (loss) per share – basic	$(0.02)	$0.02	$(0.30)	$(0.15)

Net income (loss) per share – diluted	$(0.02)	$0.01	$(0.30)	$(0.15)

Weighted average shares outstanding – basic	11,951,569	12,168,390	6,512,247	12,131,066

Weighted average shares outstanding – diluted	11,951,569	13,052,236	6,512,247	12,131,066

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Operating Activities:
Net income (loss)	$(281)	$183	$(1,950)	$(1,833)
Adjustments to reconcile net income (loss) to net cash from operating activities –
Depreciation and amortization	308	420	891	1,393
Loss on disposal of equipment	5	—	14	6
Amortization of deferred stock-based compensation	23	18	93	54
Interest income, putable warrants	(161)	—	(294)	(32)
Write off of purchased in-process research and development	—	—	—	1,290
Minority interest in loss of consolidated entity	—	(4)	—	(24)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	608	(783)	560	81
Inventories	(752)	158	3	2,315
Prepaid expenses and other current assets	82	239	(7)	344
Accounts payable	91	336	228	(2,317)
Accrued liabilities	65	627	225	(508)
Warranty liability	(57)	5	(229)	(4)
Deferred revenue	306	183	589	(71)

Net cash flows from operating activities	237	1,382	123	694

Investing Activities:
Purchases of machinery and equipment	(286)	(275)	(684)	(1,067)
Proceeds from sale of machinery and equipment	—	—	—	108
Purchase of Burdick, Inc., net of cash acquired	—	(13)	—	(19,385)

Net cash flows from investing activities	(286)	(288)	(684)	(20,344)

Financing Activities:
Borrowings (repayments) on bank line of credit, net	—	(1,591)	(4,471)	883
Payments of long term debt	—	(90)	—	(272)
Proceeds from exercise of stock options	3	10	42	73
Redemption of putable warrants	(158)	—	(158)	(296)
Proceeds from (costs of) issuance of stock, net of issuance costs	(630)	125	28,361	331

Net cash flows from financing activities	(785)	(1,546)	23,774	719

Net change in cash and cash equivalents	(834)	(452)	23,213	(18,931)
Cash and cash equivalents, beginning of period	24,265	903	218	19,382

Cash and cash equivalents, end of period	$23,431	$451	$23,431	$451

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$84	$131	$224

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

     2.     Summary of Significant Accounting Policies

Basis of Presentation

The condensed financial statements present the Company on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. The condensed consolidated balance sheet dated September 30, 2003, the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2002 and 2003 and the condensed consolidated statements of cash flows for the three and nine-month periods ended September 30, 2002 and 2003 have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The notes to the audited consolidated financial statements included in the Company’s annual report on form 10-K for the fiscal year ended December 31, 2002 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company for the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period. All share information in these financial statements gives effect to a 1 for 2.2 reverse stock split, which was effected in April 2002.

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

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables” with respect to determining when and how to allocate revenue from sales with multiple deliverables. The EITF 00-21 consensus provides a framework for determining when and how to allocate revenue from sales with multiple deliverables based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted this consensus during the three-month period ended September 30, 2003. The adoption of this consensus resulted in the Company deferring approximately $150,000 of revenues during the three-month period ending September 30, 2003, which represented the value of installation obligations associated with the sales of our systems.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under statement No. 133, “Accounting for Derivative Instruments and Hedging Relationships.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements as a whole.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company adopted this statement at the beginning of the three-month period ended September 30, 2003. While the adoption of this standard did not have a material impact on the Company’s consolidated financial statements as a whole, footnote 3 contains additional disclosures as required by the standard.

Net Income (Loss) Per Share

In accordance with Statement of Financial Accounting Standard No. 128, “Computation of Earnings Per Share,” basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Common stock that the Company has the right to repurchase is not included in the calculation of outstanding shares. Diluted income per share is computed by dividing net income by the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of shares issuable upon the exercise of stock options, including outstanding shares subject to repurchase, and warrants (using the treasury stock method). Potential common shares are excluded from the calculation if their effect is antidilutive.

The following table sets forth the computation of basic and diluted weighted average common shares outstanding for the three and nine-month periods ended September 30, 2002 and 2003:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2003	2002	2003

Shares (denominator):
Weighted average common shares outstanding	11,953,912	12,168,390	6,523,151	12,131,066
Less: weighted average shares subject to repurchase	(2,343)	—	(10,904)	—

Weighted average shares for basic calculation	11,951,569	12,168,390	6,512,247	12,131,066
Incremental shares from employee stock options	—	883,846	—	—

Weighted average shares for diluted calculation	11,951,569	13,052,236	6,512,247	12,131,066

For the three and nine-month periods ended September 30, 2002, 1,556,901 shares of common stock subject to repurchase, stock options and warrants were excluded from the computation of diluted loss per share as their impact was antidilutive. For the nine-month period ended September 30, 2003, 1,398,890 stock options were excluded from the computation of diluted loss per share as their impact was antidilutive. If the Company had reported net income during the three-month period ended September 30, 2002 and the nine-month periods ended September 30, 2002 and 2003, the calculation of earnings per share would have included the dilutive effect of these potential common shares using the treasury stock method.

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

Had compensation cost been determined based on the fair value of the options at the grant dates during the three and nine-month periods ended September 30, 2002 and 2003, consistent with the provisions of SFAS 123, the Company’s reported net loss would have been the pro forma amounts indicated below (amounts in thousands except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2003	2002	2003

Net income (loss) – as reported	$(281)	$183	$(1,950)	$(1,833)
Add back: Total stock-based employee compensation expense included in reported income (loss), net of related tax effects	23	18	93	54
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(111)	(299)	(370)	(788)

Net loss – pro forma	$(369)	$(98)	$(2,227)	$(2,567)

Net income (loss) per share – as reported – basic	$(0.02)	$0.02	$(0.30)	$(0.15)
Net income (loss) per share – as reported – diluted	$(0.02)	$0.01	$(0.30)	$(0.15)
Net loss per share – pro forma – basic and diluted	$(0.03)	$(0.01)	$(0.34)	$(0.21)

The fair value of each employee option grant is established on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during 2002 and 2003: zero dividend yield; risk-free interest rate of 4.2% and 3.5%, respectively; volatility of 90% and 85%, respectively; and expected lives of four years and seven years, respectively. The weighted-average fair value of options granted in 2002 and 2003 was $5.49 and $4.89, respectively.

Goodwill

Goodwill represents the excess of cost over the estimated fair value of net assets acquired in connection with our acquisitions of the medical treadmill manufacturing line and Spacelabs Burdick, Inc., which, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” is not being amortized. Also in accordance with SFAS No. 142, the Company tests goodwill for impairment at the reporting unit level on an annual basis and between annual tests in certain circumstances. On the date of the Spacelabs Burdick acquisition, the Company determined that it had three reporting units, consisting of the Burdick line of products, the Quinton line of products and the Shanghai-Burdick joint venture, all of which operate in the diagnostic cardiology market and have similar operating and economic characteristics. As of the beginning of the fourth quarter of 2003, the Company decided to reorganize its reporting units and consolidate the Quinton and Burdick reporting units into one reporting unit. This was driven by the Company’s decision to consolidate its manufacturing operations into one facility in Deerfield, Wisconsin. After the consolidation of the manufacturing operations, the Company will manufacture its products under both the Quinton and the Burdick brands in one facility. In conjunction with this consolidation, the Company will modify its reporting structures and will no longer review Quinton and Burdick operations separately. The Shanghai-Burdick joint venture will remain as a separate reporting unit.

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

Intangible Assets

The Company’s intangible assets are comprised primarily of a trade name, developed technology and customer relationships, all of which were acquired in our acquisition of Burdick. Company management uses judgment to estimate the fair value of each of these intangible assets. The judgment about fair value is based on expectations of future cash flows and an appropriate discount rate. Company management also uses judgment to estimate the useful lives of each intangible asset. The Company believes the Burdick trade name has an indefinite life, and accordingly does not amortize the trade name. The Company evaluates this conclusion annually and makes a judgment about whether there are factors that would limit the ability to benefit from the trade name in the future. If there were such factors, the Company would start amortizing the trade name. The Company also tests the indefinite life trade name intangible asset for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. With respect to developed technology and customer relationship intangible assets, the Company also evaluates the remaining useful lives annually to evaluate whether the intangible assets are impaired. For the trade name, this evaluation is performed annually or if events occur that suggest there may be an impairment loss, and involves comparing the carrying amount to the Company’s estimate of fair value. For developed technology and customer relationship intangible assets, this evaluation would be performed if events occur that suggest there may be an impairment loss. If we conclude that any of our intangible assets are impaired, we would record this as a loss on our statement of operations and as a reduction to the intangible asset. The Company recorded amortization expense for identifiable intangibles of $30,000 and $84,000 for the three-month periods ended September 30, 2002 and 2003, respectively, and $91,000 and $301,000 for the nine-month periods ended September 30, 2002 and 2003, respectively.

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

Further information was obtained during the three-month period ended September 30, 2003 regarding the value of Burdick’s and Shanghai-Burdick’s machinery and equipment. This information required an adjustment to the previously disclosed purchase price allocation which decreased goodwill by $104,000. The Company has now obtained all of the information the Company has arranged to obtain in order to finalize the purchase price allocation. The purchase price, including incremental costs directly related to the transaction, was allocated as follows (in thousands):

Cash and cash equivalents	$386
Accounts receivable, net of allowance for doubtful accounts	3,798
Inventories	6,771
Prepaid expenses and other current assets	184
Machinery and equipment	2,104
In-process research and development	1,290
Intangible assets	5,660
Goodwill	9,027

Total assets acquired	29,220
Current liabilities	(6,961)
Deferred income taxes	(1,156)

Net assets acquired	$21,103

Inventories included an adjustment to Burdick’s historical cost to increase finished goods to fair market value less expected disposal costs and selling margin. This adjustment resulted in valuation of inventory of $300,000 in excess of Burdick’s historical cost. This increase in the inventory valuation was charged to cost of revenues in the nine-month period ended September 30, 2003, as the associated inventories were sold in the normal course of business.

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

The first of the two projects, representing 87% of the total value of acquired in-process research and development, relates to a new resting ECG monitor. This project was approximately 70% complete at the date of acquisition and was completed and the related product (the Atria 3000) was released, as expected, at the end of the first quarter of 2003. Margins on this product are expected to be in line with the Company’s historical margins. In the opinion of management, failure to achieve expected market results and margins relating to this product could materially adversely affect the overall return on investment relating to the Burdick acquisition. Costs to complete this project were expensed in the nine-month period ended September 30, 2003.

The second of the two projects, representing 13% of the total value of acquired in-process research and development relates to a product for the detection and preprocessing of low-level electrical signals generated by the heart. This project was approximately 50% complete at the date of acquisition. Management has assigned a low priority to this project and decided to postpone further development indefinitely, although the underlying technology may have application to other projects that the Company may pursue in the future. In the opinion of management, the indefinite postponement of further development of this project will not materially adversely affect the overall return on investment relating to the Burdick acquisition.

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

The following pro forma data summarizes the results of operations for the three and nine-month periods ended September 30, 2002 as if the Burdick acquisition had been completed on January 1, 2002. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of depreciation of machinery and equipment, amortization of identified intangible assets and interest on cash balances. (in thousands, except per share amounts)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,

	2002	2002

Revenues	$20,798	$62,320
Net loss	$(2,734)	$(5,737)
Basic and diluted net loss per share	$(0.23)	$(0.88)

Minority Interest

As part of the purchase acquisition of Burdick, the Company acquired 56% ownership of Shanghai Burdick Medical Instrument Co., LTD. (“Shanghai-Burdick”). The Shanghai-Burdick joint venture has a limited life of thirty years, terminating in 2030. If the joint venture is terminated, the Company would be required to liquidate the net assets of the joint venture and distribute proceeds to the partners. Assuming the joint venture were to have been terminated effective September 30, 2003, the Company estimates that such net proceeds would approximate the carrying value of the minority interest recorded in the accompanying consolidated balance sheet, which was $199,000 at September 30, 2003.

     4.     Consolidation of Manufacturing Operations

During the third quarter, the Company announced plans to consolidate its Deerfield, Wisconsin and Bothell, Washington manufacturing and production activities to its Deerfield location. As a result of the related transition activities, the Company recognized certain charges relating to severance and other consolidation related activities of approximately $271,000 during the three-month period ended September 30, 2003. The Company expects to recognize similar costs, plus moving costs and other related charges in the fourth quarter of 2003 of between $1,100,000 and $1,500,000, including possible non-cash write-offs of up to $400,000 relating to certain assets for which management is currently evaluating the future usefulness. The Company does not expect this consolidation to adversely affect revenues in the fourth quarter of 2003. The Company expects to complete this consolidation by the end of 2003.

Changes in the Company’s accrued liabilities for the three-month period ended September 30, 2003 related to the consolidation of manufacturing operations were as follows (amounts in thousands):

Manufacturing consolidation liabilities as of June 30, 2003	$—
Severance and other employee transition costs charged to systems cost of revenues	240
Severance and other employee transition costs charged to service cost of revenues	22
Severance and other employee transition costs charged to general and administrative expenses	5
Professional services charged to general and administrative expenses	4
Costs paid during the period	(43)

Manufacturing consolidation liabilities as of September 30, 2003	$228

     5.     Initial Public Offering

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

     6.     Inventories

Inventories were valued at the lower of cost, on an average cost basis, or market and were comprised of the following (amounts in thousands):

	December 31,	September 30,
	2002	2003

Raw materials	$3,433	$5,955
Work in progress	984	756
Finished goods	3,045	5,207

Total inventories	$7,462	$11,918

     7.     Borrowings

In connection with the January 2003 acquisition of Burdick, the Company established a line of credit on December 30, 2002. Borrowings under the Company’s bank line of credit are limited to the lesser of $12,000,000 or an amount based on eligible accounts receivable and eligible inventories. Substantially all of the Company’s assets are pledged as collateral for the line of credit. This credit line carries an interest rate at the bank’s prime rate plus a minimum of 0.5% to a maximum of 1.5% based on a funded debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio (which amounted to 5.75% at September 30, 2003).

     8.     Putable Warrants

In connection with a loan in 1998, the Company issued warrants to purchase 123,536 shares of Series A convertible preferred stock with an exercise price of $0.01 per share that were immediately exercisable. Upon completion of the initial public offering in 2002, the conversion rights associated with the Company’s Series A convertible preferred stock resulted in the warrants being exercisable for 63,092 shares of common stock at an exercise price equal to $0.02 per share. At the holders’ option, the Company is required to make a cash payment to the holder equal to the fair value of the shares issuable upon conversion of the warrants. On July 22, 2002, a holder of 21,632 putable warrants exercised a put option for cash when the fair value of the shares was approximately $158,000. On May 21, 2003, the holder of the remaining 41,460 putable warrants exercised a put option for cash when the fair value of the shares was approximately $296,000. Changes in the fair value of this liability are recorded in the statements of operations as interest income (expense), putable warrants. There were no warrants outstanding as of September 30, 2003.

     9.     Warranty Liability

Changes in the warranty liability for the nine months ended September 30, 2003 were as follows (amounts in thousands):

Warranty liability as of December 31, 2002	$1,089
Charged to cost of revenues	1,017
Warranty expenditures	(1,021)
Warranty liability acquired from Burdick, Inc.	1,016

Warranty liability as of September 30, 2003	$2,101

     10.     Contingencies

Legal Matters

The Company is a defendant in various legal matters arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters is not expected to have a material effect on the Company’s consolidated financial statements as a whole.

     11.     Subsequent Event

Sale of Hemodynamic Monitoring Product Line

On October 21, 2003, the Company announced the sale of its hemodynamic monitoring product line. As consideration, the Company received $1,000,000 in cash on October 21, 2003 and a note receivable of $750,000, due October 21, 2004. The buyer may pay additional contingent consideration of up to $1,500,000 based on future sales of the buyer’s products to the Company’s previous hemodynamic products customers. Based on the Company’s post-closing transitional responsibilities, which extend into the second quarter of 2004, the Company will defer the recognition of any gain on the transaction. The Company expects to recognize a gain in the second quarter of 2004 of between $600,000 and $700,000 on the transaction, excluding the effect of any contingent consideration. Contingent consideration received during the period in which the Company is filling its post-closing transitional obligations will be deferred until these obligations are fulfilled. Contingent consideration received after this period will be recognized as income in the period in which it is received.

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

Useful Lives of Intangible Assets

Our intangible assets are comprised primarily of a trade name, developed technology and customer relationships, all of which were acquired in our acquisition of Burdick. We use our judgment to estimate the fair value of each of these intangible assets. Our judgment about fair value is based on our expectation of future cash flows and an appropriate discount rate. We also use our judgment to estimate the useful lives of each intangible asset. We believe there are presently no factors which would limit our ability to benefit from the Burdick trade name in the future, and accordingly do not amortize the trade name. We evaluate this conclusion annually and make a judgment about whether there are circumstances that would limit our ability to benefit from the trade name in the future. If we determine that such circumstances exist, we would amortize the trade name over the expected remaining period in which we believe it would continue to provide benefit. With respect to our developed technology and customer relationship intangible assets, we also evaluate the remaining useful lives annually. We also evaluate whether our intangible assets are impaired. For our trade name, this evaluation is performed annually, or more frequently if events occur that suggest there may be an impairment loss, and involves comparing the carrying amount to our estimate of fair value. For our developed technology and customer relationship intangible assets, this evaluation would be performed if events occur that suggest there may be an impairment loss. If we concluded any of our intangible assets is impaired, we would record this as a loss on our statement of operations and as a reduction to the intangible asset.

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

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

	(as a percentage of revenues)		(as a percentage of revenues)
Revenues:
Systems	80.5%	84.4%	79.9%	84.3%
Service	19.5	15.6	20.1	15.7

Total revenues	100.0	100.0	100.0	100.0

Gross Profit:
Systems (as a percentage of systems revenue)	36.5	39.9	37.2	39.2
Service (as a percentage of service revenue)	51.3	45.9	47.9	44.9

Gross profit	39.4	40.8	39.4	40.1

Operating Expenses:
Research and development	10.3	9.4	11.7	9.8
Write off of purchased in-process research and development	0.0	0.0	0.0	2.1
Sales and marketing	21.1	21.5	22.2	21.5
General and administrative, excluding stock-based compensation expense	12.3	8.7	12.1	9.4
Stock-based compensation	0.2	0.0	0.3	0.0

Total operating expenses	44.0	39.6	46.2	42.8

Operating income (loss)	(4.6)	1.2	(6.8)	(2.7)

Total other income (expense)	2.2	(0.3)	1.0	(0.3)
Income tax provision	(0.0)	(0.0)	(0.1)	(0.0)
Minority interest in loss of consolidated entity	0.0	0.0	0.0	0.0

Net income (loss)	(2.4)%	0.9%	(5.9)%	(3.0)%

Three Month Period Ended September 30, 2003 Compared to the Three Month Period Ended September 30, 2002

Consolidated operating results for the three-month period ended September 30, 2003 include the operating results of Burdick, which we acquired on January 2, 2003.

Revenues

Revenues for the three-month period ended September 30, 2003 increased by $9,379,000, or 80.5%, to $21,034,000 from $11,655,000 for the comparable period in 2002. This increase was principally due to the addition of revenues from the Burdick business, which we acquired in January 2003. Pro forma combined revenues of Quinton and Burdick for the three-month period ended September 30, 2002, had the acquisition been completed as of January 1, 2002, would have been $20,798,000.

Because of significant uncertainty in Burdick’s distributor channels resulting from the pending sale of Burdick during the fourth quarter of 2002 and the earlier sale of Burdick’s parent on July 2, 2002, Burdick’s revenues were declining at the time of our acquisition. Management believes that uncertainties in the market relating to Burdick’s sale have been substantially resolved. Burdick’s revenues have stabilized, and management does not expect Burdick’s revenues to decline significantly in future periods.

The modest increase in revenues for the three-month period ended September 30, 2003 over the pro forma combined revenues for the three-month period ended September 30, 2002 is due to the success of the Company’s overall selling efforts.

Systems revenue increased by $8,367,000, or 89.2%, to $17,747,000 for the three-month period ended September 30, 2003 from $9,380,000 for the comparable period in 2002. This increase was primarily due to the addition of Burdick’s systems revenues.

Service revenues increased by $1,012,000, or 44.5%, to $3,287,000 for the three-month period ended September 30, 2003 from $2,275,000 for the comparable period in 2002. This increase was primarily due to the addition of Burdick’s service revenues.

Gross Profit

Gross profit for the three-month period ended September 30, 2003 increased by $4,001,000, or 87.2%, to $8,588,000 from $4,587,000 for the comparable period in 2002, primarily reflecting the addition of Burdick’s operating results. Gross profit, as a percentage of revenues, increased to 40.8% for the three-month period ended September 30, 2003 from 39.4% for the comparable period in 2002. The increase in gross profit, as a percentage of revenues, was primarily due to the results of product cost reduction initiatives, including design cost reductions and other reductions in purchased components of our products. For the three-month period ended September 30, 2003, we recognized a charge to cost of revenues of $262,000, reflecting charges related to the consolidation of our manufacturing operations. This charge to cost of revenues represented an adverse impact to gross profit of approximately 1.2 percentage points. We expect to incur similar charges in the fourth quarter of 2003 of between $1,100,000 and $1,500,000. Charges of this nature are not expected beyond the fourth quarter of 2003, as management expects the manufacturing consolidation to be completed during this period. We expect to realize cost savings of between $1,500,000 and $2,000,000 annually thereafter. Substantially all of the cost savings will be to cost of revenues.

Gross margin from systems revenues increased to 41.2% for the three-month period ended September 30, 2003, from 36.5% for the comparable period in 2002. This increase in gross margin, as a percentage of revenues, was primarily due to the product cost reduction measures referred to above. For the three-month period ended September 30, 2003, we recognized a charge to cost of revenues related to the consolidation of our manufacturing operations of $240,000, which was discussed above. This charge to cost of revenues represented an adverse impact to gross margin from systems revenues of approximately 1.4 percentage points.

Gross margin from service revenues decreased to 46.6% for the three-month period ended September 30, 2003, from 51.3% for the comparable period in 2002. This decrease in gross margin, as a percentage of revenues, was primarily due to the impact of Burdick’s lower gross margin on service revenues. For the three-month period ended September 30, 2003, we recognized a charge to cost of revenues related to the consolidation of our manufacturing operations of $22,000, which was discussed above. This charge to cost of revenues represented an adverse impact to gross margin from service revenues of approximately 0.7 percentage point.

Operating Expenses

Research and development expenses for the three-month period ended September 30, 2003 increased by $764,000 to $1,969,000 from $1,205,000 for the comparable period in 2002. This increase was primarily due to the impact of additional research and development expenses relating to the acquired Burdick business. As a percentage of revenues, research and development expenses decreased to 9.4% for the three-month period ended September 30, 2003 from 10.3% for the comparable period in 2002. This decrease principally reflects lower proportionate spending on research and development in the Burdick business and cost efficiencies of operating the Quinton and Burdick businesses on a combined basis.

Sales and marketing expenses for the three-month period ended September 30, 2003 increased by $2,059,000 to $4,519,000 from $2,460,000 for the comparable period in 2002. This increase was primarily due to the impact of additional sales and marketing expenses relating to the acquired Burdick business. As a percentage of revenues, sales and marketing expenses increased to 21.5% for the three-month period ended September 30, 2003 from 21.1% for the comparable period in 2002. This primarily reflects an increase in marketing expenses for the three-month period ended September 30, 2003 over the comparable period in 2002.

General and administrative expenses, excluding stock-based compensation, for the three-month period ended September 30, 2003, increased by $404,000 to $1,838,000 from $1,434,000 for the comparable period in 2002. This increase was primarily due to the impact of additional general and administrative expenses relating to the acquired Burdick business. As a percentage of revenues, general and administrative expenses, excluding stock-based compensation, decreased to 8.7% for the three-month period ended September 30, 2003 from 12.3% for the comparable period in 2002. This decrease primarily reflects lower proportionate spending in general and administrative areas in the Burdick business and cost efficiencies of operating the Quinton and Burdick businesses on a combined basis. For the three-month period ended September 30, 2003, general and administrative expenses, excluding stock-based compensation, included a charge related to the consolidation of our manufacturing operations of $9,000.

Stock-based compensation expense for the three-month period ended September 30, 2003 decreased by $5,000 to $18,000, from $23,000 for the comparable period in 2002. Stock-based compensation expense for both periods relates to the intrinsic value of stock options granted in 2001. We expect to record stock-based compensation expense in the fourth quarter of 2003 at a level similar to the amount recorded in the third quarter of 2003.

Operating Income (Loss)

Operating income for the three-month period ended September 30, 2003 was $244,000, compared to an operating loss of $535,000 for the comparable period in 2002. The period-over-period improvement was due to factors noted above, primarily higher gross profit percentage and lower general and administrative expenses as a percentage of revenues.

Other Income and Expense

Total other expense for the three-month period ended September 30, 2003 was $61,000, as compared to total other income of $256,000 for the comparable period in 2002. Interest income decreased by $97,000 for the three-month period ended September 30, 2003 primarily due to a decline in interest-earning assets over the comparable period in 2002. Interest expense increased by $63,000 for the three-month period ended September 30, 2003 from the comparable period in 2002, primarily due to an increase in average borrowings on our bank line of credit over the three-month period ended September 30, 2003, as compared to average borrowings over the comparable period in 2002. In addition, interest income related to putable warrants for the three-month period ended September 30, 2003 decreased by $161,000 from the comparable period in 2002. These warrants, held by a former lender, were adjusted to their fair market value at the end of each accounting period. Gains and losses reflected in the income statement represent the adjustment of the warrants to their fair market value during the related period. There were no warrants outstanding during the third quarter of 2003.

Income Taxes

Income tax provisions recorded in the three month periods ended September 30, 2003 and 2002 related to state income taxes.

Nine-Month Period Ended September 30, 2003 Compared to the Nine-Month Period Ended September 30, 2002

Consolidated operating results for the nine-month period ended September 30, 2003 include the operating results of Burdick, which we acquired on January 2, 2003.

Revenues

Revenues for the nine-month period ended September 30, 2003 increased by $28,720,000, or 86.2%, to $62,023,000 from $33,303,000 for the comparable period in 2002. This increase was principally due to the addition of revenues from the Burdick business, which we acquired in January 2003.

Pro forma combined revenues of Quinton and Burdick for the nine-month period ended September 30, 2002, had the acquisition been completed as of January 1, 2002, would have been $62,320,000. Because of significant uncertainty in

Burdick’s distributor channels resulting from the pending sale of Burdick during the fourth quarter of 2002 and the earlier sale of Burdick’s parent on July 2, 2002, Burdick’s revenues were declining at the time of our acquisition. During the nine-month period ended September 30, 2003, increases in Quinton’s revenues over the comparable period in 2002 were offset by a decline in Burdick’s revenues over the comparable period in 2002. Management believes that uncertainties in the market relating to Burdick’s sale have been substantially resolved. Burdick’s revenues have stabilized, and management does not expect Burdick’s revenues to decline significantly in future periods.

Systems revenue increased by $25,699,000, or 96.6%, to $52,308,000 for the nine-month period ended September 30, 2003 from $26,609,000 for the comparable period in 2002. This increase was primarily due to the addition of Burdick’s systems revenues. To a lesser extent, the growth in revenues was attributable to increases in sales of Quinton’s telemetry systems, including a new rehabilitation telemetry product released in May 2002, and various other products.

Service revenues increased by $3,021,000, or 45.1%, to $9,715,000 for the nine-month period ended September 30, 2003 from $6,694,000 for the comparable period in 2002. This increase was primarily due to the addition of Burdick’s service revenues and, to a lesser extent, an increase in Quinton’s service revenues for the nine-month period ended September 30, 2003 over the comparable period in 2002. The increase in Quinton’s service revenues was related to the growth of our installed customer base.

Gross Profit

Gross profit for the nine-month period ended September 30, 2003 increased by $11,757,000, or 89.6%, to $24,874,000 from $13,117,000 for the comparable period in 2002. This increase was primarily due to the addition of gross profit from the Burdick business. Gross profit, as a percentage of revenues, increased to 40.1% for the nine-month period ended September 30, 2003 from 39.4% for the comparable period in 2002. During the nine-month period ended September 30, 2003, we recognized an acquisition-related charge to cost of revenues of $300,000, reflecting an upward adjustment to Burdick’s inventory valuation from Burdick’s historical cost at the acquisition date that was expensed in the quarter ended March 31, 2003. In addition, for the nine-month period ended September 30, 2003, we recognized a charge to cost of revenues of $262,000, reflecting charges related to the consolidation of our manufacturing operations. These charges to cost of revenues represented an adverse impact to gross profit of approximately 0.9 percentage point. Charges relating to the Burdick acquisition are not expected to recur. We expect to incur additional charges relating to the consolidation of the manufacturing operations in the fourth quarter of 2003 of between $1,100,000 and $1,500,000. Charges of this nature are not expected to recur beyond the fourth quarter of 2003, as management expects the manufacturing consolidation to be completed during this period. We expect to realize cost savings of between $1,500,000 and $2,000,000 annually thereafter. Substantially all of the cost savings will be to cost of revenues.

Gross margin from systems revenues increased to 39.2% for the nine-month period ended September 30, 2003, from 37.2% for the comparable period in 2002. The increase in gross profit, as a percentage of revenues, was primarily due to the results of product cost reduction initiatives, including design cost reductions and other reductions in purchased components of our products. For the nine-month period ended September 30, 2003, we recognized an acquisition related charge to cost of revenues of $300,000 which was discussed above. In addition, for the nine-month period ended September 30, 2003, we recognized a charge to cost of revenues related to the consolidation of our manufacturing operations of $240,000 which was discussed above. These charges to cost of revenues represented an adverse impact to gross margin from systems revenues of approximately 1.0 percentage point.

Gross margin from service revenues of 44.9% for the nine-month period ended September 30, 2003 decreased from 47.9% for the comparable period in 2002. This decrease in gross margin, as a percentage of revenues, was primarily due to the impact of Burdick’s lower gross margin on service revenues. For the nine-month period ended September 30, 2003, we recognized a charge to cost of revenues related to the consolidation of our manufacturing operations of $22,000, which was discussed above. This charge to cost of revenues represented an adverse impact to gross margin from service revenues of approximately 0.2 percentage point.

Operating Expenses

Research and development expenses for the nine-month period ended September 30, 2003 increased by $2,153,000 to $6,045,000 from $3,892,000 for the comparable period in 2002. This increase was primarily due to the impact of additional research and development expenses relating to the acquired Burdick business. As a percentage of revenues, research and development expenses decreased to 9.8% for the nine-month period ended September 30, 2003 from 11.7% for the comparable period in 2002. This decrease principally reflects lower proportionate spending on research and development in the Burdick business and cost efficiencies of operating the Quinton and Burdick businesses on a combined basis.

During the nine-month period ended September 30, 2003, we recorded a charge of $1,290,000 to write off in-process research and development acquired in the Burdick acquisition. See Note 3 to Unaudited Condensed Consolidated Financial Statements. In future periods, we do not expect to incur additional in-process research and development write-offs relating to the Burdick acquisition.

Sales and marketing expenses for the nine-month period ended September 30, 2003 increased by $5,957,000 to $13,336,000 from $7,379,000 for the comparable period in 2002. This increase was primarily due to the impact of additional sales and marketing expenses relating to the acquired Burdick business. As a percentage of revenues, sales and marketing expenses decreased to 21.5% for the nine-month period ended September 30, 2003 from 22.2% for the comparable period in 2002. This decrease primarily reflects lower proportionate spending on sales and marketing in the Burdick business and cost efficiencies of operating the Quinton and Burdick businesses on a combined basis.

General and administrative expenses, excluding stock-based compensation, for the nine-month period ended September 30, 2003, increased by $1,784,000 to $5,807,000 from $4,023,000 for the comparable period in 2002. This increase was primarily due to the impact of additional general and administrative expenses relating to the acquired Burdick business. As a percentage of revenues, general and administrative expenses, excluding stock-based compensation, decreased to 9.4% for the nine-month period ended September 30, 2003 from 12.1% for the comparable period in 2002. This decrease primarily reflects lower proportionate spending in general and administrative areas in the Burdick business and cost efficiencies of operating the Quinton and Burdick businesses on a combined basis. For the nine-month period ended September 30, 2003, general and administrative expenses, excluding stock-based compensation, included a charge related to the consolidation of our manufacturing operations of $9,000.

Stock-based compensation expense for the nine-month period ended September 30, 2003 decreased by $39,000 to $54,000, from $93,000 for the comparable period in 2002. Stock-based compensation expense for both periods relates to the intrinsic value of stock options granted in 2001.

Operating Loss

Operating loss for the nine-month period ended September 30, 2003 decreased by $612,000, or 27.0%, to $1,658,000 from $2,270,000 for the comparable period in 2002. As a percentage of revenues, operating loss for the nine-month period ended September 30, 2003 decreased to 2.7% from 6.8% for the comparable period in 2002. Operating loss for the nine-month period ended September 30, 2003 included a $1,290,000 write off of purchased in-process research and development and an acquisition related charge included in cost of revenues of $300,000, both of which were recognized in the quarter ended March 31, 2003. In addition, operating loss for the nine-month period ended September 30, 2003 included a charge to cost of revenues of $262,000 and a charge to general and administrative expenses of $9,000, reflecting charges related to the consolidation of our manufacturing operations

Other Income and Expense

Total other expense for the nine-month period ended September 30, 2003 was $186,000, as compared to total other income of $336,000 for the comparable period in 2002. Interest income decreased by $133,000 to $10,000 for the nine-month period ended September 30, 2003 from $143,000 for the comparable period in 2002 primarily due to a decline in interest-earning assets over the comparable period in 2002. Interest expense increased by $119,000 to $221,000 for the nine-month period ended September 30, 2003 from $102,000 for the comparable period in 2002 primarily due to an increase in average borrowings on our bank line of credit over the nine-month period ended September 30, 2003 as compared to average borrowings over the comparable period in 2002. In addition, interest income related to putable warrants decreased by $262,000 to $32,000 for the nine-month period ended September 30, 2003 from $294,000 for the comparable period in 2002. These warrants, held by a former lender, were adjusted to their fair market value at the end of each accounting period. Gains and losses reflected in the income statement represent the adjustment of the warrants to their fair market value during the related period. There were no warrants outstanding as of September 30, 2003.

Income Taxes

Income tax provisions recorded in the nine-month periods ended September 30, 2003 and 2002 relate to state income taxes.

Liquidity and Capital Resources

For the three-month period ended September, 2003, we generated cash from operating activities of $1,382,000, primarily from income, excluding non-cash expenses of $618,000, a reduction of inventories of $158,000, a reduction in prepaid and other assets of $239,000, an increase to accounts payable of $336,000 and an increase in accrued liabilities of $627,000, which were partially offset by an increase in accounts receivable of $783,000. Inventories at September 30, 2003 decreased from balances at June 30, 2003 primarily due to inventory reduction measures. Accrued liabilities at September 30, 2003 increased from the balance at June 30, 2003 due to higher period-ending payroll and payroll related accruals and accrued severance costs related to our consolidation of our manufacturing facilities. Accounts receivable at September 30, 2003 increased from the balance at June 30, 2003 primarily due to an increase in revenues compared to the three month-period ended June 30, 2003.

For the nine-month period ended September 30, 2003, we generated cash from operating activities of $694,000. This cash flow resulted primarily from working capital reductions of the newly acquired Burdick business.

Net cash used for investing activities was $288,000 for the three-month period ended September 30, 2003. This related primarily to purchases of a telephone system and other machinery and equipment.

Net cash used in investing activities was $20,344,000 for the nine-month period ended September 30, 2003 compared to $684,000 for the comparable period in 2002 primarily due to our investment in Burdick of $19,385,000, net of cash acquired, payments of acquisition costs and a refund from the reduction in the purchase price. For the nine-month period ended September 30, 2003, capital equipment expenditures increased by $383,000 over the comparable period in 2002. The increase was primarily due to the purchase and conversion of an enterprise resource planning system and the purchase of a telephone system.

Net cash used for financing activities for the three-month period ended September 30, 2003 of $1,546,000 related primarily to net repayments on our credit line of $1,591,000 and a debt payment of $90,000 related to the note payable issued in the treadmill manufacturing business acquisition, which was partially offset by proceeds from exercises of stock options of $10,000 and proceeds from the issuance of common stock in accordance with our employee stock purchase plan of $125,000. Net cash used for financing activities of $785,000 for the three-month period ended September 30, 2002 was primarily the result of payments of offering expenses related to our initial public offering.

Net cash from financing activities for the nine-month period ended September 30, 2003 of $719,000 resulted primarily from net borrowings on our credit line of $883,000, proceeds from exercises of stock options of $73,000 and proceeds from issuance of common stock in accordance with our employee stock purchase plan of $331,000, partially offset by debt payments of $272,000 related to the note payable issued in the treadmill manufacturing business acquisition and a payment for the redemption of putable warrants of $296,000. Net borrowings on our credit line for the nine-month period ended September 30, 2003 were partially used to fund part of the purchase price of acquiring Burdick and partially for working capital requirements. Net cash from financing activities of $23,774,000 for the nine-month period ended September 30, 2002 was the result of proceeds from our initial public offering, including the over-allotment shares, of approximately $28,361,000, net of underwriting discounts and offering expenses, offset by net repayments on our bank line of credit of $4,471,000 and a payment of $158,000 for the redemption of putable warrants. Additional offering expenses of approximately $160,000 related to the initial public offering were accrued as of September 30, 2002 but were paid in later periods. The net proceeds from our initial public offering, after payment of all offering expenses and underwriting discounts was $28,200,000.

Accounts receivable, inventories, and prepaid expenses and other current assets at September 30, 2003 increased $3,717,000, $4,456,000, and $46,000, respectively, from balances at December 31, 2002 due primarily to the acquisition of Burdick. Cash and cash equivalents declined from $19,382,000 at December 31, 2002 to $451,000 at September 30, 2003, due primarily to the use of cash to fund the Burdick acquisition. Accounts payable, accrued liabilities and warranty liability increased $408,000, $2,202,000 and $1,012,000, respectively, from balances at December 31, 2002 due primarily to the acquisition of Burdick. The balance on our line of credit at September 30, 2003 was $883,000. This indebtedness was incurred to pay part of the purchase price for our acquisition of Burdick.

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

Consolidation of Manufacturing Operations

During the third quarter, we announced plans to consolidate our Deerfield, Wisconsin and Bothell, Washington manufacturing and production activities to the Deerfield location. As a result of the related transition activities, we incurred certain charges relating to severance and other consolidation related activities of approximately $271,000 during the three-month period ended September 30, 2003. We expect to incur similar costs, plus moving costs and other related charges in the fourth quarter of 2003 of between $1,100,000 and $1,500,000, including possible non-cash write-offs of up to $400,000 relating to certain assets for which management is currently evaluating the future usefulness. We do not expect this consolidation to adversely affect revenues in the fourth quarter of 2003. We expect to complete this consolidation by the end of 2003. We expect to realize cost savings of between $1,500,000 and $2,000,000 annually thereafter. Substantially all of this cost savings will be to cost of revenues.

Sale of Hemodynamic Monitoring Product Line

On October 21, 2003, we announced the sale of our hemodynamic monitoring product line. As consideration, we received $1,000,000 in cash on October 21, 2003 and a note receivable of $750,000, due October 21, 2004. The buyer may pay additional contingent consideration of up to $1,500,000 based on future sales of the buyer’s products to our previous hemodynamic products customers. Based on our post-closing transitional responsibilities, which extend into the second quarter of 2004, we will defer the recognition of any gain on the transaction. We expect to recognize a gain in the second quarter of 2004 of between $600,000 and $700,000 on the transaction, excluding the effect of any contingent consideration. Contingent consideration received during the period in which we are filling our post-closing transitional obligations will be deferred until these obligations are fulfilled. Contingent consideration received after this period will be recognized as income in the period in which it is received.

The hemodynamic monitoring product line represented approximately $3 million of the Company’s revenues for the nine-month period ended September 30, 2003. The loss of revenues associated with the hemodynamic product line may have a material adverse affect on operating income in the fourth quarter of 2003. During the fourth quarter of 2003, however, the Company expects to make cost adjustments, principally in the form of staffing reductions, and accordingly, management does not expect the loss of these revenues to have a materially adverse impact on operating income in 2004 and beyond.

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

Failure to develop and commercialize new versions of our products would cause our operating results to suffer, both domestically and internationally.

To be successful, we must develop and commercialize new versions of our products for both domestic and international markets. Our products are technologically complex and must keep pace with rapid and significant technological change, comply with rapidly evolving industry standards and government regulations, and compete effectively with new product introductions of our competitors. Accordingly, many of our products require significant planning, design, development and testing at the technological, product and manufacturing process levels. Our success in developing and commercializing new versions of our products is affected by our ability to:

•	accurately assess customer needs;

•	develop products that are easy to use;

•	minimize the time required to obtain, as well as the costs of, required regulatory clearance or approval;

•	price competitively;

•	manufacture and deliver on time;

•	accurately predict and control costs associated with manufacturing, installation, warranty and maintenance;

•	manage customer acceptance and payment;

•	limit demands by our customers for retrofits,

•	anticipate and meet demands of our international customers for products featuring local language capabilities; and

•	anticipate and compete effectively with our competitors’ efforts.

The rate of market acceptance of our current or future products and systems may impact our operating results. In addition, we may experience design, manufacturing, marketing or other difficulties that could delay or prevent our development, introduction or marketing of new versions of our products. Such difficulties and delays could cause our development expenses to increase and harm our operating results.

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

We have decided to consolidate the Bothell, Washington and Deerfield, Wisconsin manufacturing operations into the Deerfield location and to consolidate our corporate headquarters in Bothell into a smaller space. This transition began during the third quarter of 2003 and will continue into the fourth quarter of 2003. We expect cost savings will come from a combination of a reduction in facilities space and a reduction in staffing requirements due to consolidation of the two previously separate manufacturing and production organizations. In connection with the transition activities, we incurred certain charges relating to severance and other related charges in the third quarter of 2003 and expect to incur certain charges relating to severance and retention of certain employees, moving costs and other related charges in the fourth quarter of 2003. Given the magnitude and complexity of these changes, a number of factors could adversely affect our performance during and after the transition process. These factors could increase the magnitude of the charges we expect to incur, could cause significant and costly operating inefficiencies, could adversely impact our ability to deliver products to our customers on a timely basis and could reduce the level of overall cost savings that we ultimately achieve through the consolidation. These factors include, but are not limited to, our possible inability to retain key manufacturing and operations personnel in Bothell through the transition period, possible delays in hiring key new personnel in Deerfield, unexpected costs in consolidating our manufacturing operations, unexpected delays in the manufacturing process after the consolidation of the manufacturing operations and disruptions in supplies or increases in prices of certain components used in our manufacturing operations.

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

We have adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.’’ As a result, we are required to test both acquired goodwill and other indefinite-lived intangible assets, consisting of a trade name for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We are also required to test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their book value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors such as a decline in our market value below our book value for an extended period of time. Additionally, our other indefinite-lived intangible assets must be tested between annual tests if events or changes in circumstances indicate that the assets might be impaired. Additionally, we evaluate the estimated lives of all intangible assets on an annual basis, including those with indefinite lives, to determine if events and circumstances warrant a revision in the remaining period of amortization. In the case of intangible assets with indefinite lives, we evaluate whether events or circumstances continue to support an indefinite useful life. The amount of any such annual or interim impairment charge could be significant, and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

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

If suppliers discontinue production of purchased components of our products and we are unable to secure alternative sources for these components on a timely basis, our ability to ship products to our customers may be adversely affected, our revenues may decline and our costs may increase as a result.

For a variety of reasons, including but not limited to relatively low volumes, our supplies may discontinue production of component parts for our products. Alternative sources of these components may result in higher costs. In addition, if we are unable to secure alternative sources for these components, significant delays in product shipments may result while we re-engineer our products to utilize available components. This could result in reduced revenues, higher costs or both.

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

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit 10.1	Form of Indemnification Agreement between Quinton Cardiology Systems, Inc. and each of its directors and executive officers.

Exhibit 10.2	Lease Agreement between Quinton Cardiology Systems, Inc. and Hibbs/Woodinville Associates, L.L.C. regarding premises at Bothell, Washington, dated August 29, 2003.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

     (b)  Reports on Form 8-K

On July 24, 2003, we filed a Form 8-K related to the press release discussing the Company’s results for the second quarter of 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINTON CARDIOLOGY SYSTEMS, INC.

By: /s/ Michael K. Matysik

Michael K. Matysik
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2003