Form 10-K
period 2003-12-31
QUINTON CARDIOLOGY SYSTEMS INC
filed 2004-03-15
CIK 1166409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value.

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑     Yes          ☐ No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     ☑     Yes          ☐ No

      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock on June 30, 2003 as reported on the Nasdaq National market, was approximately $89,255,300. Shares of Common Stock held by each executive officer and director and by each shareholder whose beneficial ownership exceeded 5% of the outstanding Common Stock at June 30, 2003 have been excluded in that such persons may be deemed to be affiliates. This determination of status is not necessarily conclusive for determination for other purposes.

      The number of shares of the registrant’s Common Stock outstanding at March 1, 2004 was 12,263,664.

DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference to the Registrant’s definitive Proxy Statement relating to the annual meeting of shareholders to be held on May 14, 2004, which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

QUINTON CARDIOLOGY SYSTEMS, INC.

2003 FORM 10-K ANNUAL REPORT

i

PART 1

      This annual report contains forward-looking statements relating to Quinton Cardiology Systems, Inc. These are forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. Actual results may vary significantly from the results expressed or implied in these statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. These forward-looking statements reflect management’s current expectations and involve risks and uncertainties. Our actual results could differ materially from results that may be anticipated by such forward-looking statements. The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Certain Factors That May Affect Future Results” and those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. The terms “us,” “we” and “our” refer to Quinton Cardiology Systems, Inc. and our wholly owned subsidiaries Quinton Inc. and Burdick, Inc.

Item 1.     Business

     Overview

      We develop, manufacture, market and service a family of advanced cardiology products used in the diagnosis, monitoring and management of patients with heart disease. Our products include electrocardiographs (ECGs), stress test systems, Holter monitoring systems, cardiac rehabilitation telemetry systems, ECG management systems, medical treadmills and patented electrodes. We also sell a variety of ancillary cardiology products and consumables related to our principal products.

      Quinton Cardiology Systems, Inc. is a Delaware corporation formed, initially as a California corporation, in April 1998 to acquire Quinton Inc., a leading supplier of ECGs, stress test systems, medical treadmills and other cardiology products. Quinton Inc. was originally incorporated in 1966 and was renamed Quinton Cardiology, Inc. in 2003. At December 31, 2003, our two principal operating subsidiaries were Quinton Cardiology, Inc. and Burdick, Inc., which we acquired in January 2003. We are in the process of legally combining Burdick, Inc. into Quinton Cardiology, Inc., however, the operational combination was successfully completed in 2003. We market our products under the Quinton and Burdick brand names.

     Industry Background

      The American Heart Association reports there are over 60 million patients in the U.S. with active or developing heart disease. Heart disease is the leading cause of death in the U.S. The American Heart Association also estimates the direct cost of treating heart disease and stroke at nearly $200 billion annually, representing 13% of all domestic healthcare spending. Our products compete in two medical equipment market sectors: cardiovascular monitoring equipment and ambulatory telemetry equipment. Based upon reports of Frost & Sullivan, a leading independent research firm, and management estimates, we believe that combined 2003 sales in these market sectors were in excess of $1.0 billion.

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

     Quinton Solution

      We provide and service a family of advanced cardiology products that deliver reliable, cost effective solutions for cardiologists and other healthcare providers. Our products are easy to use, with simple, intuitive user interfaces. Many of our cardiology products are based on a Microsoft Windows-based software architecture designed to integrate critical data capture, provide enterprise level access to data, and scale to meet the requirements of a variety of cardiovascular care facility environments. We believe our cardiology products provide our customers solutions for overcoming many of the challenges they face, including the following key benefits:

      Ease of use. Our products feature intuitive user interfaces that are designed with significant input from clinicians and technologists to address the needs of providers and patients. Many of our products automate many of the data collection functions by uploading patient information to a database for easy retrieval. Many of our products use standard computer components and require minimal configuration. Our user interface has been designed to conform to the particular clinical procedure rather than adapting the procedure to the device. Additionally, users can customize the interface to meet their unique requirements. We believe this functionality enhances clinical success by allowing the user to concentrate on the patient and procedure. Conversely, some products offered by our competitors require significantly more interaction with the device. In addition, we believe the ease of use features of our products enable our customers to use our systems with significantly lower training requirements and higher productivity than competing products that do not offer customizable user interfaces.

      Network compatibility. Many of our products are designed to support a clinical network environment, enabling cardiologists to assimilate, collate and interpret data and disseminate results to facilitate diagnosis, monitoring and patient management. These products collect data that may be stored in a local or network server database. Many of our products connect to larger enterprise networks that allow data to be shared with other users, both within the facility and remotely via secure networks. To facilitate these connections, we have chosen to implement commonly used formats and protocols. These formats, such as portable document format and extensible markup language, facilitate the storage and dissemination of clinical information. In contrast, some of our competitors use proprietary formats to store and disseminate clinical information. We believe that standardized and efficient data handling are key to addressing the user requirements.

      Effective data capture. Many of our products automate and assist in the collection, interpretation and retrieval of data and can effectively display, for side-by-side comparison, the results of tests performed over an extended period. These products improve clinical productivity and throughput, which is the number of reimbursable procedures completed per hour of system use. For our customers, greater throughput translates into greater return on investment from our products. Unlike many competing products, which require more intensive manual work, our products automate the capture of clinical data and provide computer assisted interpretation where appropriate.

      Improved diagnostic speed and accuracy. As a result of easy to use controls, effective data capture, and computer assisted diagnosis, we believe our products allow for improved diagnostic accuracy. The availability of historical results for comparison allows for a greater understanding of changes in the patient’s physical condition. In addition, by enabling the review and assessment of test results remotely our systems can greatly speed the time of diagnosis, which allows more rapid institution of appropriate therapy for the patient.

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

     Our Advantages

      We believe our business has several advantages:

      Industry leading brands. Quinton’s founder, Wayne Quinton, developed the first treadmill designed for cardiac stress testing in 1953. Since 1966, Quinton has manufactured and sold high quality, reliable advanced cardiology products. Burdick has been an innovator in medical devices since 1913 and in cardiology since 1949. We believe Quinton and Burdick are among the most respected names in the field of cardiology. We believe we have enjoyed recognition in ECG, stress test systems, Holter monitors, rehabilitation telemetry systems and ECG management systems and are known for a high level of service, which drives customer loyalty and strong relationships with healthcare providers.

      Large installed base. We believe we have the leading U.S. installed base of stress test systems and rehabilitation telemetry systems. In addition, we have a large installed base of Holter monitors, electrocardiographs and ECG management systems. Our installed base presents a substantial target market for future sales of products, systems, and software upgrades, as well as related service and consumables.

      National sales and service organizations. Our national sales organization, consisting of both a direct sales force and an independent distributor network, supported by a team of internal sales representatives, possesses extensive experience and expertise in advanced cardiology products. In addition, we have a national service organization whose work enhances customer satisfaction and retention and supports our sales force with cross-selling capabilities. We believe we can rely on our national sales and service organizations to support the sale of our products, whether developed internally or acquired.

      Commitment to research and development. We have invested on average 10.7% of our revenues over the last three years in product development efforts. Our research and development efforts contributed to the release of new versions of products in most of our major product categories in 2001, 2002 and 2003.

     Growth Strategy

      Our growth strategy is to expand our domestic installed base through sales of new versions of our products, increase our penetration of international markets through partnerships and acquisitions, develop industry-leading connectivity solutions for cardiology products, and acquire businesses, assets, product lines or technologies that complement our business or offer other strategic advantages.

      Domestic sales. We target our installed base for future sales of products, systems and software upgrades, as well as service and consumables to support new and existing products. We utilize our direct sales force to focus principally on the acute care market, principally selling Quinton branded products. We complement this sales effort through our well established distributor network, which is focused on the primary care physician market and principally sells Burdick branded products. We plan to expand domestic sales by offering products and service that continue to address customer needs, from office practices through larger hospitals. We believe these customer segments will be increasingly receptive to our new technologies.

      International sales. We have generated approximately 7% of our revenues from international sales over the last three years. We believe that international markets, particularly in Europe and Asia, represent a significant opportunity to increase our sales. We have developed products and systems to be compatible with regulatory and compliance standards in international markets. We plan to address this opportunity further through partnerships with, and acquisitions of, providers of cardiology related products and service. For example, we have a well established strategic alliance with one of the leading providers of cardiology products in Japan to distribute our Q-Stress system in that country.

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

     Our Products

      Revenues from sales of our systems and related consumable products were $33.8 million, $37.4 million and $71.6 million for each of the fiscal years ended December 31, 2001, 2002 and 2003, respectively. Revenues from sales of systems and related consumable products for 2001 and 2002 do not include historical revenues of Burdick, which was acquired in January 2003. A description of the various systems and consumable products we currently offer include:

      Electrocardiography systems. We offer a variety of electrocardiography systems at various price points and in various configurations. These products cover the spectrum of market needs, ranging from low-cost units targeted for physicians’ offices to fully featured units that are designed for the most rigorous clinical and hospital settings.

      Cardiac stress testing systems. Our integrated stress testing systems allow cardiologists and other healthcare providers to monitor and analyze the performance of the heart under stress. Our stress systems record a patient’s heart rate, heart rhythm, blood pressure, and other vital signs during induced stress. Quinton treadmills, specifically designed for cardiac monitoring procedures, provide precise and replicable levels of exertion. Our systems provide real time analysis, charting, and reporting, enabling cardiologists and other healthcare providers to diagnose patients’ heart disease more accurately and efficiently.

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

      Cardiac rehabilitation telemetry systems. Our integrated Q-Tel telemetry devices, database products and treadmills monitor the patient’s heart rate, heart rhythm, and ECG waveform data during rehabilitation exercises. Our Outcomes rehabilitation database provides real time clinical data and trend analysis to enable cardiologists and other healthcare providers to track and assess improvements in cardiovascular function.

      ECG data management systems. We provide an ECG data management system that automates the processing, storage, retrieval and editing of electrocardiographic data. Our Pyramis system extracts the ECG waveforms and arrhythmia data from ECGs via diskette, direct serial interface, telephone modem, or network connections.

      Other systems and supplies. Diagnostic cardiology products often require lead wires and electrodes to be attached to the patient to retrieve and process cardiac electrical activity and chart paper to generate reports. We sell all of these items, including our patented Quik-Prep electrodes. We also provide an array of other complementary cardiology related products, such as blood pressure monitors, spirometers and defibrillators, among other things.

      In 2003, we introduced new versions of or enhancements to products in most of our product lines, and we are currently developing additional new versions of or enhancements to products in each of these product lines.

      We previously manufactured and marketed a line of monitors and systems (Q-Cath) which allow cardiologists and other healthcare providers to monitor and analyze cardiovascular performance, vital signs, and coronary artery blockage during cardiac catheterization procedures. During 2003, we divested this product line and established an ongoing joint marketing alliance with the purchaser for cross referrals of one another’s products.

     Product Support and Maintenance Services

      Revenues from our support and maintenance services were $9.0 million, $9.1 million and $12.8 million for each of the fiscal years ended December 31, 2001, 2002 and 2003, respectively. Revenues from support and maintenance services for 2001 and 2002 do not include historical revenues of Burdick, which was acquired in January 2003. Our product support and maintenance organization supports our installed base. We provide product installation, repair and scheduled maintenance services, as well as software and hardware upgrades.

     Sales and Marketing

      Within the U.S. we market and sell our products, systems and services to hospitals and cardiology clinics, which we refer to as the “acute care” market, through a dedicated national sales force that has broad experience in selling advanced cardiology products. Each of our sales representatives sells our entire product line and is responsible for a region and a personal sales quota.

      Within the U.S. we sell our products to “primary care” physicians through a well established independent distributor network, supported by a team of internal sales representatives.

      To complement our domestic sales force and increase our sales to existing customers, we encourage our service personnel to actively seek cross-selling opportunities.

      Outside the U.S. we rely on indirect sales channels, using distributors to offer our products. Our arrangements with distributors are typically territory specific and cover several of our products. We provide our distributors with discounts based on a variety of factors including the annual volume of its orders. Our international distributor network is managed by a team of employees or agents living abroad, under the overall direction of a U.S. based international sales director.

      Our sales efforts in the acute care market increasingly target system sales opportunities. Our sales efforts historically promoted stand alone product sales and were most successful in small and midsize hospitals, rehabilitation clinics and group cardiology practices. We believe improvements in our technology and changes in customer needs make our products attractive to larger hospitals and physician practices, as well. Our new system-oriented sales approach enables us to adjust to the selling environment of larger facilities, which has grown more complex due to the growing connectivity of devices and systems within healthcare organizations and has increased the technical knowledge required of our sales representatives. In addition, while previous sales efforts have focused on the individual clinician as the customer, our selling process increasingly involves multiple customer representatives with differing expectations, including personnel responsible for information technology and administration.

      Our marketing activity consists primarily of product marketing through product demonstrations, major cardiology meetings, publications in professional journals, telemarketing and website marketing. In addition, we support the sales efforts of the distributors in the primary care market by providing funding and other support for certain promotional activities. Our marketing efforts emphasize our products’ ease of use, connectivity, quality, and reliability.

      We do not generally have significant sales order backlog. At both December 31, 2002 and 2003, our total sales order backlog represented less than 30 days of anticipated sales volume.

     Customer Service and Support

      We believe that a broad range of support services is essential to the successful installation and utilization of our advanced cardiology products. We offer a combination of online, telephone and on-site technical assistance services, including the ability to have assistance 24 hours a day, seven days a week. We also provide professional services for network analysis, design and implementation, and training and education. Our multiple support programs include basic and extended systems maintenance and parts replacement.

      At December 31, 2003, Quinton’s domestic service organization included 68 employees, of which 32 were in domestic field service locations and the remainder were in call-center operations and factory-based repair. Our large installed base facilitates the sale of service contracts and warranties and presents a cross-selling opportunity for products that are complementary to our customers’ existing installations. In international markets our distributors provide support and other services.

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

      Our research and development expenses were $5.5 million in 2001, $5.1 million in 2002 and $8.1 million, exclusive of a 2003 acquired research and development charge, in 2003. This represents approximately 10.7% of our revenues over that three-year period. Research and development expenses in total dollars and as a percentage of revenues for 2001 and 2002 do not reflect research and development expenses nor revenues of Burdick. During 2001 to 2003, our research and development efforts focused on enhancing and expanding the proven capabilities of our existing product lines, introducing new versions of our products and reducing costs relating to our existing products.

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

     Manufacturing and Supply

      Our manufacturing process consists primarily of assembly and testing of ECG cardiographs, stress test systems, Holter monitoring systems, rehabilitation telemetry systems, medical treadmills, electrodes and various other products. During 2003, we performed these manufacturing activities at our Bothell, Washington facility, our Deerfield, Wisconsin facility and, to a limited extent, at the facilities of our majority owned joint venture operation in Shanghai, China. During the latter part of 2003, we consolidated our Bothell and Deerfield manufacturing activities into our Deerfield location. We incurred certain non-recurring charges relating to severance, moving costs and other consolidation related activities during 2003, aggregating $1.4 million. As the consolidation was complete by December 31, 2003, we do not expect these charges to recur in the future.

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

     Targeted Acquisition Opportunities

      We plan to pursue acquisition of businesses, product lines, assets or technologies that are complementary to our business or offer us other strategic benefits. Many single-product diagnostic cardiology companies either address markets that are too small to justify national sales and service organizations or lack the capital to build such a distribution and service network. Without a strong distribution channel, industry-leading products can fail to successfully penetrate existing markets. We plan to expand our product lines, leverage the capabilities of our existing sales force and increase sales of our existing and new product lines by selectively acquiring those companies, or assets of companies, with strong differentiated technologies or product lines that complement ours. We believe that our distribution capabilities, our large installed customer base, our technology and experienced management provide us with a suitable platform for acquisitions. Funding for potential acquisitions could be in the form of our stock or, alternatively, from outside financing sources. Because of the uncertainties related to either of these funding alternatives, there can be no assurance that we will be successful in making future acquisitions.

     Our Competition

      The following chart indicates the most significant competitors for each of our major product lines:

Product	Competitors

Electrocardiography systems	General Electric, Philips, Welch Allyn
Cardiac stress testing systems	General Electric, Philips
Holter monitoring systems	Del Mar Reynolds, General Electric, Philips
Cardiac rehabilitation telemetry systems	Life Sensing Instruments, Scott Care
ECG data management systems	General Electric, Philips

      We believe that cardiologists and other healthcare providers consider the following factors in determining which products to purchase:

•	quality, accuracy, and reliability;

•	reputation of the provider;

•	relative ease of use;

•	depth and breadth of features;

•	quality of customer support;

•	frequency of updates;

•	availability of third-party reimbursement;

•	conformity to standards of care; and

•	price.

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

      Pervasive and continuing FDA regulation. After a medical device is placed on the market, numerous FDA regulatory requirements apply, including, but not limited to the following:

•	Quality System regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	Establishment Registration, which requires establishments involved in the production and distribution of medical devices, intended for commercial distribution in the U.S. to register with the FDA;

•	Medical Device Listing, which requires manufacturers to list the devices they have in commercial distribution with the FDA;

•	Labeling regulations, which prohibit “misbranded” devices from entering the market, as well as prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

•	Medical Device Reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

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

      As of December 31, 2003, Quinton holds various U.S. and foreign patents, which expire at various times between 2004 and 2018. Quinton also has certain patent applications pending before foreign governmental bodies. Our patents and patent applications protect various aspects of our business including: filters for filtering ECG signals, monitoring electrodes and methods of interfacing the monitoring electrodes to a patient, and devices and methods for obtaining, analyzing, and presenting physiological data, such as various cardiology information. We also have perpetual rights to certain patented technology relating to Quinton’s medical treadmills. In addition, we have registered or applied to register certain trademarks with domestic and certain foreign trademark authorities.

      Our business also depends in part on licenses to use third parties’ software in our product offerings. We believe that the agreements we have in place with these third parties generally provide for such software at fair market value and that, if any such agreements expire or terminate, we would be able to obtain alternative software at comparable prices.

     Employees

      As of December 31, 2003, we had 365 full time employees, including 71 in research and development, 97 in sales and marketing, 68 in technical support services, 79 in manufacturing and supplies operations, 6 in regulatory affairs and 44 in finance and administration. These employee totals include 22 employees in our majority owned Shanghai Joint Venture. In addition, at December 31, 2003, we had 24 temporary employees, many of whom have subsequently become full time employees in our manufacturing and supplies operations. None of our employees are represented by a labor union, except in China, where substantially all employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

     Foreign Operations

      Sales to customers located outside the United States were approximately $3.3 million, $2.8 million and $6.5 million for the years ended December 31, 2001, 2002 and 2003, respectively. The sales amounts for 2001 and 2002 do not include historical international sales of Burdick. Additional information is provided in Note 2 to the Consolidated Financial Statements “Summary of Significant Accounting Policies — Segment Reporting.”

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

      Our quarterly revenues and operating results have varied in the past and may continue to vary in the future due to a number of factors, many of which are outside of our control. Factors contributing to these fluctuations include:

•	the impact of acquisitions, divestitures and other significant corporate events;

•	changes in our ability to obtain products and product components that are manufactured for us by third parties, such as Holter monitors, as well as variations in prices of these products and product components;

•	delays in the development or commercial introduction of new versions of products and systems;

•	our ability to attain and maintain production volumes and quality levels for our products and product components;

•	effects of domestic and foreign economic conditions on our industry and/or customers;

•	adoption of our system-oriented sales approach;

•	changes in the demand for our products and systems;

•	varying sales cycles that can take up to a year or more;

•	changes in the mix of products and systems we sell;

•	unpredictable budgeting cycles of our customers;

•	delays in obtaining regulatory clearance for new versions of our products and systems;

•	increased product and price competition;

•	the impact of regulatory changes on the availability of third-party reimbursement to customers of our products and systems;

•	the loss of key sales personnel or distributors; and

•	seasonality in the sales of our products and systems.

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

      We sell our products to the domestic primary care market and to substantially all international markets principally through third party distributors. While we have well established relationships with these distributors, the underlying agreements are generally for periods of one year or less. If these agreements are cancelled or if we are unable to renew them as they expire, our sales and operating results may suffer materially. Our largest customer, Physicians Sales and Service, Inc., accounted for 14% of our revenues in 2003. There were no customers that accounted for over 10% of our revenues in 2001 or 2002.

We may need additional capital to continue our acquisition growth strategy.

      Successful continued execution of our acquisition strategy depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and, if necessary, to obtain satisfactory debt or equity financing. We are likely to require additional debt or equity financing to make any further significant acquisitions. Such financing may not be available on terms that are acceptable to us or at all. If we are required to incur additional indebtedness to fund acquisitions in the future, our cash flow may be negatively affected by additional debt servicing requirements and the terms of such indebtedness may impose covenants and restrictions that provide us less flexibility in how we operate our business. Fluctuations in our stock price may make it difficult to make acquisitions using our stock as consideration. Moreover, use of our stock to fund acquisitions may have a significant dilutive effect on existing shareholders.

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

      During 2001, 2002, and 2003, we generated, on average, approximately 7% of our revenues from international sales and our growth strategy contemplates expanded efforts to increase international sales. All of our international sales in recent periods were attributable to third-party distributors, and our success in expanding international sales in the future will depend on our ability to develop and manage a network of international distributors and the performance of our distributors. Because we do not generally have long-term contracts with our distributors, our distribution relationships may be terminated on little or no notice. If we lose any significant international distributors, or if any of our distributors devote more effort to selling competing products and systems, our international sales and operating results may suffer and our growth may be limited. Consequently, our success in expanding international sales may be limited if our distributors lack, or are unable to develop, relationships with important target customers in international markets.

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

     Available Information

      We maintain an Internet site at http://www.quinton.com. We make available free of charge on or through our Internet site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We will voluntarily provide electronic or paper copies of our filings free of charge upon request.

Item 2.	Properties

      We have a facility in Bothell, Washington, which houses our corporate offices and certain of our research and development and customer support services operations, as well as the marketing, finance and administration departments. We occupy approximately 34,000 square feet in this complex. Our lease of the Bothell facility was renewed in 2003 and expires in December 2013 with an early termination option in January 2009.

      We also have a facility in Deerfield, Wisconsin, which houses our manufacturing operations and certain of our research and development, customer support services, marketing, finance and administrative functions. This is a 100,000 square foot leased facility. The lease expires in 2008 with two five-year renewal options.

Item 3.	Legal Proceedings

      We are not currently a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Shareholders

      No matters were submitted to a vote of the shareholders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.	Market for Company’s Common Stock and Related Shareholder Matters

      Our Common Stock is traded on the Nasdaq National Market (symbol “QUIN”). The number of shareholders of record of our Common Stock at March 1, 2004, was 133.

      High and low bid quotations for our Common Stock as quoted on the Nasdaq National Market for the periods indicated, since May 6, 2002, the date our common stock began trading, are as follows.

	Stock Price

	High	Low

Fiscal 2002
Second Quarter (from May 6, 2002)	$9.06	$7.19
Third Quarter	8.85	5.41
Fourth Quarter	7.90	4.54
Fiscal 2003
First Quarter	$7.77	$5.25
Second Quarter	8.13	5.14
Third Quarter	8.85	7.20
Fourth Quarter	8.49	7.20

      We have never declared or paid any cash dividends on our Common Stock. We currently anticipate that we will retain any future earnings for use in the expansion and operations of our business and do not anticipate paying cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following selected consolidated financial data is derived from our audited consolidated financial statements included elsewhere in this annual report on form 10-K. Historical results are not necessarily indicative of future results.

	Fiscal Year Ending December 31,

	1999	2000	2001	2002	2003

	(In thousands, except for share data)
Consolidated Statement of Operations Data:
Revenues	$69,918	$50,734	$42,874	$46,496	$84,396
Cost of revenues	42,438	33,719	26,020	27,883	51,131

Gross profit	27,480	17,015	16,854	18,613	33,265

Operating Expenses:
Research and development	7,078	7,479	5,459	5,126	8,086
Write off acquired in-process research and development	—	—	—	—	1,290

	Fiscal Year Ending December 31,

	1999	2000	2001	2002	2003

	(In thousands, except for share data)
Sales and marketing	15,872	13,306	9,210	9,974	17,669
General and administrative (excluding stock-based compensation)	5,179	4,525	4,913	5,273	7,669
Restructuring costs	—	645	—	—	—
Stock-based compensation (1)	67	215	2,664	111	74

Total operating expenses	28,196	26,170	22,246	20,484	34,788

Operating loss	(716)	(9,155)	(5,392)	(1,871)	(1,523)

Other Income (Expense):
Interest income (expense), net	(1,517)	(302)	(939)	330	(212)
Write-off note receivable and accrued interest	—	—	(1,106)	—	—
Other income (expense), net	182	369	74	(6)	(11)

Total other income (expense)	(1,335)	67	(1,971)	324	(223)

Loss from continuing operations before income taxes	(2,051)	(9,088)	(7,363)	(1,547)	(1,746)
Income tax benefit (provision)	(27)	2,088	205	192	(62)

Loss from continuing operations before minority interest in loss of consolidated entity	(2,078)	(7,000)	(7,158)	(1,355)	(1,808)
Minority interest in loss of consolidated entity	—	—	—	—	25

Loss from continuing operations	(2,078)	(7,000)	(7,158)	(1,355)	(1,783)
Discontinued operations:
Income from operations, net	448	—	—	—	—
Gain (loss) on sale, net	4,732	—	(831)	—	—

Net income (loss)	$3,102	$(7,000)	$(7,989)	$(1,355)	$(1,783)

Basic and diluted loss from continuing operations per share (2)	$(7.16)	$(13.94)	$(11.37)	$(0.17)	$(0.15)

Shares used in computing basic and diluted loss from continuing operations per share (2)	290,264	502,065	629,647	7,887,659	12,147,720
Consolidated Statement of Cash Flows Data:
Cash flows from operations	$(1,738)	$(2,115)	$719	$(1,369)	$173

Cash flows from investing activities	$13,722	$(672)	$(280)	$(3,369)	$(19,597)

Cash flows from financing activities	$(13,123)	$2,409	$(644)	$23,902	$227

	December 31,

	1999	2000	2001	2002	2003

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$801	$423	$218	$19,382	$185
Total assets	32,682	23,654	17,466	42,050	48,317
Current liabilities	21,530	18,183	16,578	14,378	20,807
Long-term liabilities	—	—	831	363	1,180
Total shareholders’ equity	$11,152	$5,471	$57	$27,309	$26,132

(1)	Stock-based compensation charges, though reported separately in the statement of operations, are attributed to general and administrative expenses.

(2)	See Note 2 to the consolidated financial statements for a reconciliation of the denominators used in computing basic and diluted loss per share from continuing operations for 2001, 2002 and 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including future results of operations or financial position, made in this Annual Report on Form 10-K are forward looking. The words “believe,” “expect,” “intend,” “anticipate,” variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These forward-looking statements reflect management’s current expectations and involve risks and uncertainties. Our actual results could differ materially from results that may be anticipated by such forward-looking statements. The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Certain Factors That May Affect Future Results” and those discussed elsewhere in this report.. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

      We develop, manufacture, market and service a family of advanced cardiology products used in the diagnosis, monitoring and management of patients with heart disease. Our products include electrocardiographs (ECGs), stress test systems, Holter monitoring systems, cardiac rehabilitation telemetry systems, ECG management systems, medical treadmills and patented electrodes. We also sell a variety of ancillary cardiology products and consumables related to our principal products. We sell our products under the Quinton and Burdick brand names.

      On January 2, 2003, we concluded the purchase of 100% of the stock of Spacelabs Burdick, Inc., which we refer to as Burdick. Based in Deerfield, Wisconsin, Burdick had approximately 150 employees. Burdick’s historical strength in ECG cardiographs, Holter monitors and cardiology information systems, combined with its distribution network focused on U.S. physicians’ offices, complements Quinton’s strength in cardiac stress testing and cardiac rehabilitation monitoring and its hospital focused direct sales force.

      We categorize our revenues as either systems revenue, which includes capital equipment and related items, or service revenue, which includes service contracts, equipment repair and replacement part sales. We derive our revenues primarily from the sale of our cardiology products and related consumables, and to a lesser extent, from services.

      Our operating results have depended, and will continue to depend, upon the continued adoption of our products by cardiologists and other healthcare providers. The rate of adoption is influenced significantly over the longer term by government laws and mandates, physician group guidelines, performance and pricing of our products, relationships with key physicians and hospitals and other factors.

      Our quarterly revenues also may be impacted by other factors including the length of our sales cycle, the timing of sales orders, budget cycles of our customers, competition, the timing and introduction of new versions of our products, the loss of, or difficulties affecting, key personnel and distributors, the timing of the implementation of screening mandates, changes in market dynamics, the timing of product developments or market introductions and acquisitions or divestitures. These factors have impacted our historical results to a greater extent than has seasonality. Combinations of these factors have historically influenced our growth rate and profitability significantly in one period compared to another, and may continue to influence future periods and compromise our ability to make accurate forecasts.

      We derive a portion of our service revenue from sales of separate extended maintenance arrangements. We defer these revenues based on the time period of the maintenance arrangements and recognize these revenues over the applicable maintenance period.

      Domestic sales accounted for an average of approximately 93% of our revenues during each of the last three years.

      Cost of revenues consists primarily of the costs associated with manufacturing, assembling and testing our products, related overhead costs, and compensation and other costs related to manufacturing support and logistics. We rely on third parties to manufacture certain of our product components. Accordingly, a significant portion of our cost of revenues consists of payments to these manufacturers. Cost of service revenue consists of customer support costs, training and professional service expenses, parts and compensation. In addition, our hardware products carry a warranty period that includes factory repair services or replacement parts as needed. We accrue estimated expenses for warranty obligations at the time products are shipped.

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

      Research and development expenses consist primarily of salaries and related expenses for development and engineering personnel, fees paid to consultants, and prototype costs related to the design, development, testing and enhancement of our diagnostic cardiology systems. We expense our research and development costs as they are incurred. As our products become more dependent on software, we may be required to capitalize certain software development costs in the future. Several components of our research and development effort require significant funding, the timing of which can cause significant quarterly variability in our expenses. We are devoting substantial resources to the continued development of new versions of products to meet the changing requirements of our customers. As a result, our research and development expenses may increase in the future.

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

      General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, legal and human resources personnel, professional fees and corporate expenses. We expect general and administrative expenses to increase in absolute dollars as we employ additional personnel and incur additional costs related to the growth of our business and our operation as a public company. Expenses we incurred in connection with litigation against a former supplier, which went to trial in January 2003, caused general and administrative expenses to grow in 2001 and 2002. We did not incur any further significant expenses in connection with this litigation in 2003.

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

Critical Accounting Estimates and Policies

      To prepare financial statements that conform with accounting principles generally accepted in the United States of America, we must select and apply accounting policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our accounting estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Critical Accounting Estimates

      There are certain critical accounting estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We consider an accounting estimate to be critical if:

•	it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate, and

•	changes in the estimate or different estimates that we reasonably could have selected would have had a material impact on our financial condition or results of operations.

      Our critical accounting estimates include those affecting revenues, the allowance for doubtful accounts, the salability and recoverability of inventory, warranty liabilities, the carrying value of our investment in ScImage, Inc., the useful lives and fair value of intangible assets, income taxes, purchase price allocations, accounting for stock-based compensation, and contingencies.

      Revenues. We recognize revenue from sales of our systems generally when title transfers to the customer, typically upon shipment. We recognize revenue on sales of systems made to distributors when the product is shipped to our distributors and all of our significant obligations have been met. When we sell a system and installation is a component of the sale, the timing of our recognition of revenues from that sale depends on whether the installation services we need to perform are inconsequential or perfunctory. In cases where our remaining installation or integration obligations are determined to be inconsequential or perfunctory, we defer revenue associated with the fair value of the installation or integration obligations until these services have been completed. The factors we consider in determining whether an installation obligation is significant include the amount of time and cost we estimate it will take to perform the installation. The timing of our revenue recognition could be materially affected if we made different judgments regarding our installation obligations.

      When a product upgrade for a system is due to be released in the near future, we occasionally sell purchasers of the system the right to upgrade to the new version when it is released. The timing of our recognition of revenues from system sales that include upgrade rights depends on our judgment about whether there is sufficient objective evidence regarding the fair value of the upgrade right. If there is sufficient objective evidence of the fair value of the upgrade right, we recognize revenues from the sale of the system, net of the fair value of the upgrade right, at the time of shipment and we defer recognition of the revenue related to the fair value of the upgrade rights until the upgrade is shipped. If there is not sufficient evidence of the fair value of the upgrade right, we defer all revenues from the sale of the system, including the upgrade right, until the upgrade is shipped. The factors we consider in determining if there is adequate evidence of fair value include whether the undelivered upgrade right is sold separately at prices that, in our judgment, are within a narrow range or, if the upgrade right has not been sold separately, whether we have established list prices which, in our judgment, will be the probable price of the upgrade when it is introduced into the market. The timing of our revenue recognition could be materially affected if we made different judgments regarding the sufficiency of the evidence regarding the fair value of these upgrade rights.

      Accounts Receivable. Accounts receivable represent a significant portion of our assets. We must make estimates of the collectability of accounts receivable. We analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Different estimates regarding the collectability of accounts receivable may have a material impact on the timing and amount of reported bad debt expense and on the carrying value of accounts receivable.

      Inventories. Inventories represent a significant portion of our assets. We value inventories at the lower of cost, on an average cost basis, or market. We regularly perform a detailed analysis of our inventories to determine whether adjustments are necessary to reduce inventory values to estimated realizable value. We consider various factors in making this determination, including the salability of individual items or classes of items, recent sales history and predicted trends, industry market conditions and general economic conditions. Different estimates regarding the realizable value of inventories could have a material impact on our reported net inventory and cost of sales, and thus could have a material impact on the financial statements as a whole.

      Purchase Price Allocations. In connection with our acquisitions of the medical treadmill manufacturing line and Spacelabs Burdick, Inc., we have allocated the respective purchase prices plus transaction costs to the estimated fair values of assets acquired and liabilities assumed. These purchase price allocation estimates were made based on our estimates of fair values. Had these estimates been different, reported amounts allocated to assets and liabilities and results of operations subsequent to the acquisitions could be materially impacted.

      Goodwill. Goodwill represents the excess of cost over the estimated fair value of net assets acquired in connection with our acquisitions of the medical treadmill manufacturing line and Spacelabs Burdick, Inc. noted above. We test goodwill for impairment on an annual basis, and between annual tests in certain circumstances, for each reporting unit identified for purposes of accounting for goodwill. A reporting unit represents a portion of our business for which we regularly review certain discrete financial information and operational results. We have determined that we have two reporting units, consisting of our general cardiology products and service business and the Shanghai-Burdick joint venture, both of which operate in the cardiology market and have similar economic and operating characteristics.

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

      Intangible Assets. Our intangible assets are comprised primarily of a trade name, developed technology and customer relationships, all of which were acquired in our acquisition of Burdick. We use our judgment to estimate the fair value of each of these intangible assets. Our judgment about fair value is based on our expectation of future cash flows and an appropriate discount rate. We also use our judgment to estimate the useful lives of each intangible asset.

      We believe the Burdick trade name has an indefinite life and, accordingly, we do not amortize the trade name. We evaluate this conclusion annually and make a judgment about whether there are factors that would limit our ability to benefit from the trade name in the future. If there were such factors, we would start amortizing the trade name over the expected remaining period in which we believed it would continue to be provide benefit. We also test the trade name asset for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired.

      With respect to our developed technology and customer relationship intangible assets, we also evaluate the remaining useful lives annually. We also evaluate whether our intangible assets are impaired. For our trade name, this evaluation is performed annually, or more frequently if events occur that suggest there may be an impairment loss, and involves comparing the carrying amount to our estimate of fair value. For our developed technology and customer relationship intangible assets, this evaluation would be performed if events occur that suggest there may be an impairment loss. If we conclude that any of our intangible assets is impaired, we would record this as a loss on our statement of operations and as a reduction to the intangible asset.

      Warranty. We provide warranty service covering the systems we sell. We estimate and accrue for future costs of providing warranty service, which relate principally to the hardware components of the systems, when the systems are sold. Our estimates are based in part on our warranty claims history and our cost to perform warranty service. Differences could result in the amount of the recorded warranty liability and cost of sales if we made different judgments or use different estimates.

      Investment in Unconsolidated Entity. We assess the fair value of our investment in ScImage, Inc. in each period to determine whether the fair value of the investment has declined below its carrying amount and whether any such decline is other than temporary. Any excess of the carrying amount over the estimated fair value would be treated as an unrealized loss and charged to operations. The carrying value of this investment would be reduced by the amount of the unrealized loss and the resulting amount would be considered the new carrying value of the investment. The information to evaluate the fair value of the investment in ScImage is limited since ScImage is a privately held company. We believe that the carrying amount of the investment is appropriate, though our belief is necessarily based on limited information and subjective judgments that could change in the future.

      Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to determine our income taxes. This process involves calculating our current tax obligation or refund and assessing the nature and measurements of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In each period, we assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income. To the extent we believe that we do not meet the test that recovery is “more likely than not”, we establish a valuation allowance. To the extent that we establish a valuation allowance or change this allowance in a period, we adjust our tax provision or tax benefit in the statement of operations. We use our judgment to determine our provision or benefit for income taxes, and any valuation allowance recorded against our net deferred tax assets. Based on a number of factors including our history of operating losses, we have not determined that it is more likely than not that we will realize the future benefits of a significant portion of our net deferred tax assets. Accordingly, we have provided a valuation allowance against our deferred tax assets except to the extent of existing deferred tax liabilities that we expect to reverse over time, and expected refunds. Various factors, such as our operating results, may cause our conclusions to change in the near term, which may result in recognition of an income tax benefit.

     Critical Accounting Policies

      Our critical accounting policies are those that involve the most complex or subjective decisions or assessments. Our most critical accounting policies are those related to revenue recognition, accounting for stock-based compensation, and segment reporting.

      Revenue Recognition: Revenue from sales of systems is generally recognized when title transfers to the customer, typically upon shipment. We recognize revenue on sales of systems made to our distributors when the product is shipped to our distributors and all of our significant obligations have been satisfied. Our distributors do not have price protection and generally do not have product return rights, except in limited cases upon termination of our distributor agreement.

      We offer optional extended service contracts to our customers. Service revenues are recognized over the term of the extended service contracts, which generally begin after the expiration of the original warranty period. For service performed, other than pursuant to warranty and extended service contract obligations, we recognize revenue when the service is performed and collection of the resulting receivable is probable.

      Accounting for Stock-Based Compensation. We have elected to measure our stock-based compensation expense relating to grants to employees under our stock option plans using the intrinsic value method. Under this method, we record no compensation expense when we grant stock options to employees if the exercise price for a fixed stock option award to an employee is equal to the fair value of the underlying common stock at the date we grant the stock option.

      A different method for accounting for employee stock option grants is the fair value method. Under the fair value method, a company is required to determine the fair value of options granted to employees based on an option pricing model which incorporates such factors as the current stock price, exercise prices of the options, expected volatility of future movements in the price of the underlying stock, risk-free interest rates, the term of the options and any dividends expected to be paid. The fair value determined under this method is then amortized over the vesting period of the related options. Had we chosen to account for employee stock options using the fair value method, we would have recorded additional stock based compensation expense of approximately $0.1 million, $0.4 million and $1.0 million for the years ended December 31, 2001, 2002 and 2003, respectively.

      Segment Reporting. Accounting standards require companies to disclose certain information about each of their reportable segments. Based on the similar economic and operating characteristics of the components of our business, we have determined that we currently have only one reportable segment, diagnostic cardiology systems and related services.

Results of Operations

      The following discussion of our results of operations should be read in conjunction with “Selected Financial Data,” the consolidated financial statements and accompanying notes and other financial data included elsewhere in this report. Our fiscal year ends on December 31.

	Fiscal Year

	2001	2002	2003

	(as a percentage of
	revenues)
Statement of Operations Data:
Revenues:
Systems	78.9%	80.4%	84.8%
Service	21.1	19.6	15.2

Total revenues	100.0	100.0	100.0

Cost of Revenues:
Systems	49.4	50.0	52.1
Service	11.3	10.0	8.5

Total cost of revenues	60.7	60.0	60.6

Gross margin	39.3	40.0	39.4

	Fiscal Year

	2001	2002	2003

	(as a percentage of
	revenues)
Operating Expenses:
Research and development	12.7	11.0	9.6
Write off acquired in-process research and development	0.0	0.0	1.5
Sales and marketing	21.5	21.5	20.9
General and administrative, excluding stock-based compensation expense	11.5	11.3	9.1
Stock-based compensation	6.2	0.2	0.1

Total operating expenses	51.9	44.0	41.2

Operating loss	(12.6)	(4.0)	(1.8)

Other Income (Expense):
Interest income (expense), net	(0.8)	0.2	(0.2)
Write-off note receivable and accrued interest	(2.6)	0.0	0.0
Interest income (expense), putable warrants	(1.4)	0.5	0.0
Other income, net	0.2	0.0	0.0

Total other income (expense)	(4.6)	0.7	(0.2)

Loss from continuing operations before income taxes	(17.2)	(3.3)	(2.0)
Income tax benefit (provision)	0.5	0.4	(0.1)

Loss from continuing operations before minority interest in consolidated entity	(16.7)	(2.9)	(2.1)
Minority interest in loss of consolidated entity	0.0	0.0	0.0

Loss from continuing operations	(16.7)	(2.9)	(2.1)
Discontinued Operations:
Loss on sale, net	(1.9)	0.0	0.0

Net loss	(18.6)%	(2.9)%	(2.1)%

Comparison of Years Ended December 31, 2003 and December 31, 2002

      Consolidated operating results for the year ended December 31, 2003 include the operating results of Burdick, which we acquired on January 2, 2003.

     Revenues

      Revenues increased by $37.9 million, or 81.5%, to $84.4 million in 2003 from $46.5 million in 2002. This increase was principally due to the addition of revenues from the Burdick business, which we acquired in January 2003.

      As set forth in the pro forma financial information included in our Current Report on Form 8-K/ A filed with the SEC on March 18, 2003, pro forma combined revenues of Quinton and Burdick for the year ended December 31, 2002, had the acquisition been completed as of January 1, 2002, were $85.5 million. Because of significant uncertainty in Burdick’s distributor channels resulting from the pending sale of Burdick during the second half of 2002 and the earlier sale of Burdick’s parent on July 2, 2002, Burdick’s revenues were declining at the time of our acquisition, especially in the international markets. We believe that the former Burdick business has now been successfully combined with Quinton and that uncertainties relating to the distribution channels for the Burdick products have been satisfactorily resolved. Management further believes that revenues from substantially all of Quinton’s major product categories were stable or increasing at year end, except for revenues associated with our hemodynamic monitoring line, as discussed below.

      Systems revenues increased by $34.2 million, or 91.4%, to $71.6 million in 2003 from $37.4 million in 2002. This increase was primarily due to the addition of Burdick’s systems revenues. Pro forma combined systems revenues of Quinton and Burdick for the year ended December 31, 2002, had the acquisition been completed as of January 1, 2002, would have been $74.6 million. The decline in systems revenues in 2003 of $3.0 million, as compared to the pro forma combined Quinton and Burdick systems revenues in 2002, was principally due to the decline relating to Burdick’s revenues, combined with various fluctuations in revenues from Quinton’s other product lines, none of which were individually material.

      Service revenues increased by $3.7 million, or 41.0%, to $12.8 million in 2003 from $9.1 million in 2002. Pro forma combined service revenues of Quinton and Burdick for the year ended December 31, 2002, had the acquisition been completed as of January 1, 2002, would have been $10.9 million. The increase in service revenues in 2003 of $1.9 million, as compared to the pro forma combined Quinton and Burdick service revenues in 2002, was due principally to an improvement in focus and execution in providing service to the Burdick customers and to the overall growth of our installed customer base.

      On October 21, 2003, we announced the sale of our hemodynamic monitoring product line. In connection with this transaction, we discontinued substantially all sales of hemodynamic monitoring systems. Quinton will continue to provide service, on a gradually declining basis, to the customers with installed Quinton systems until April, 2004, at which time the buyer of this line will assume all remaining service responsibility. Systems and service revenue relating to the hemodynamic monitoring product line accounted for revenues in 2003 of approximately $1.9 million and $1.0 million, respectively.

     Gross Profit

      Gross profit increased by $14.7 million, or 78.7%, to $33.3 million in 2003 from $18.6 million in 2002. This increase was primarily due to the addition of gross profit from the Burdick business. Gross margin decreased to 39.4% in 2003 from 40.0% in 2002. Pro forma combined gross margin for Quinton and Burdick, as if they had been combined on January 1, 2002, would have been 35.7%. During the year ended December 31, 2003, we recognized an acquisition-related charge to cost of revenues of $0.3 million, reflecting an upward adjustment to Burdick’s inventory valuation from Burdick’s historical cost at the acquisition date that was expensed in the quarter ended March 31, 2003. In addition, for the year ended December 31, 2003, we recognized a charge to cost of revenues of $1.4 million, reflecting charges related to the consolidation of our manufacturing operations. These charges to cost of revenues represented an adverse impact to gross profit of approximately 2.0 percentage points. Charges relating to the Burdick acquisition are not expected to recur. Charges relating to the consolidation of our manufacturing operations are not expected to recur beyond 2003, as the consolidation was completed prior to year end. We expect to realize cost savings from the consolidation of our manufacturing operations of between $1.5 million and $2.0 million annually thereafter. These cost savings relate principally to reductions in staffing and facilities costs. Substantially all of the cost savings will be to cost of revenues.

      Gross profit from systems increased by $13.5 million, or 95.2%, to $27.6 million in 2003 from $14.1 million in 2002. This increase was primarily due to the addition of gross profit from the Burdick business. Gross margin increased to 38.6% in 2003 from 37.8% in 2002. Pro forma combined gross margin from systems for Quinton and Burdick, as if they had been combined on January 1, 2002, would have been 35.0%. The increase in gross margin was primarily due to the results of product cost reduction initiatives, including design cost reductions and other reductions in purchased components of our products. For the year ended December 31, 2003, we recognized an acquisition related charge to systems cost of revenues of $0.3 million, which was discussed above. In addition, for the year ended December 31, 2003, we recognized a charge to cost of revenues related to the consolidation of our manufacturing operations of $1.3 million which was discussed above. These charges to cost of revenues represented an adverse impact to gross margin from systems revenues of approximately 2.2 percentage points.

      Gross profit from service increased by $1.2 million, or 26.7%, to $5.7 million in 2003 from $4.5 million in 2002. This increase was primarily due to the addition of service revenues from the Burdick business plus organic growth in service revenues, without a proportionate increase in related costs. Service gross margin decreased to 44.1% in 2003 from 49.1% in 2002. This decrease in gross margin was primarily due to the impact of Burdick’s lower gross margin on service revenues. Pro forma combined gross margin from service for Quinton and Burdick, as if they had been combined on January 1, 2002, would have been 40.1%. For the year ended December 31, 2003, we recognized a charge to cost of revenues related to the consolidation of our manufacturing operations of $0.1, which was discussed above. This charge to cost of revenues represented an adverse impact to gross margin from service revenues of approximately 0.8 percentage point.

     Operating Expenses

      Research and development expenses increased by $3.0 million, or 57.7%, to $8.1 million in 2003 from $5.1 million in 2002. This increase was primarily due to the impact of additional research and development expenses relating to the acquired Burdick business. As a percentage of revenues, research and development expenses decreased to 9.6% for the year ended December 31, 2003 from 11.0% for the comparable period in 2002. This decrease principally reflects lower proportionate spending on research and development in the Burdick business and cost efficiencies of operating the Quinton and Burdick businesses on a combined basis.

      During the year ended December 31, 2003, we recorded a charge of $1,290,000 to write off in-process research and development acquired in the Burdick acquisition. See Note 3 to the Consolidated Financial Statements. In future periods, we do not expect to incur additional in-process research and development write-offs relating to the Burdick acquisition.

      Sales and marketing expenses increased by $7.7 million, or 77.2%, to $17.7 million in 2003 from $10.0 million in 2002. This increase was primarily due to the impact of additional sales and marketing expenses relating to the acquired Burdick business. As a percentage of revenues, sales and marketing expenses decreased to 20.9% for the year ended December 31, 2003 from 21.5% for the comparable period in 2002. This decrease primarily reflects lower proportionate spending on sales and marketing in the Burdick business and cost efficiencies of operating the Quinton and Burdick businesses on a combined basis.

      General and administrative expenses, excluding stock-based compensation, increased by $2.4 million, or 45.4%, to $7.7 million in 2003 from $5.3 million in 2002. This increase was primarily due to the impact of additional general and administrative expenses relating to the acquired Burdick business. As a percentage of revenues, general and administrative expenses, excluding stock-based compensation, decreased to 9.1% for the year ended December 31, 2003 from 11.3% for the comparable period in 2002. This decrease primarily reflects lower proportionate spending in general and administrative areas in the Burdick business and cost efficiencies of operating the Quinton and Burdick businesses on a combined basis.

      Stock-based compensation expense decreased by $37,000 to $74,000 in 2003 from $111,000 in 2002. Stock-based compensation expense for both periods relates to the intrinsic value of stock options granted in 2001.

     Other Income (Expense)

      Total other expense was $223,000 in 2003, as compared to total other income of $324,000 in 2002. Interest income decreased by $212,000 to $13,000 in 2003 from $225,000 in 2002 primarily due to a decline in interest-earning assets over the comparable period in 2002. Interest expense increased by $143,000 to $257,000 in 2003 from $114,000 in 2002. In connection with the acquisition of Burdick, we used substantially all of our cash, plus borrowings under our line of credit, to fund the purchase price. As a result, our average borrowings on our bank line of credit over the year ended December 31, 2003 increased over our average borrowings over the comparable period in 2002. In addition, interest income related to putable warrants decreased by $187,000 to $32,000 in 2003 from $219,000 in 2002. These warrants, held by a former lender, were adjusted to their fair market value at the end of each accounting period. Gains and losses reflected in the income statement represent the adjustment of the warrants to their fair market value during the related period.

All remaining warrants were redeemed for cash in 2003 and there were no warrants outstanding as of December 31, 2003.

     Income Tax Benefit (Provision)

      In 2003, we recorded a federal income tax provision of $21,000 and a state income tax provision of $3,000 due to a deferred tax liability relating to goodwill on our treadmill line acquisition. In addition, we recorded state income tax provisions of $38,000.

      In 2002, we recognized a tax benefit of $192,000 related principally to a refund of alternative minimum taxes paid in prior periods. We received the refund in 2003.

      Our gross deferred tax assets of approximately $12.7 million have been adjusted by a valuation allowance for the net balance due to the uncertainty regarding realization. At the end of 2003 we had approximately $11.6 million and $18.9 million of net operating loss carryforwards for federal and state income tax purposes, respectively, that expire between 2018 and 2023.

Comparison of Years Ended December 31, 2002 and December 31, 2001

     Revenues

      Revenues increased by $3.6 million, or 8.4%, to $46.5 million in 2002 from $42.9 million in 2001. Systems revenue increased by $3.6 million, or 10.5%, to $37.4 million in 2002 from $33.8 million in 2001. Stress system revenues increased by $1.5 million in 2002 as compared to 2001, due primarily to continued market acceptance of our new stress product following its introduction in April 2001. In addition, we introduced the Q-Tel RMS system in May 2002, which resulted in an increase in our rehabilitation telemetry revenues of $3.8 million in 2002 as compared to 2001. The increase in stress and rehabilitation telemetry revenues was offset partially by decreases in sales of our cardiac catheterization management systems and Holter monitoring systems of $1.4 million and $0.5 million, respectively. We believe the decrease in cardiac catheterization management systems sales was principally due to the anticipated release of our next generation cardiac catheterization management product, which was scheduled for release in early 2003. Our Holter systems sales decrease was caused by an interruption in Holter component supplies when we transitioned to a new supplier in mid-2001. Service revenues increased by $0.1 million, or 0.7%, to $9.1 million in 2002 from $9.0 million in 2001.

      Systems revenues as a percentage of total revenues increased to 80.4% in 2002 from 78.9% in 2001. This increase was primarily attributable to a larger percentage increase in our systems revenues than in our services revenues. Because we derive service revenues from our installed base, service revenue increases did not directly correlate to system revenue increases. System revenues as a percentage of total revenues increased in 2002 primarily due to the introduction of new versions of products into the market in 2002.

     Gross Profit

      Gross profit increased by $1.7 million, or 10.4%, to $18.6 million in 2002 from $16.9 million in 2001. Overall gross margin percentage increased to 40.0% in 2002 from 39.3% in 2001. Gross profit from systems increased by $1.5 million or 11.7%, to $14.1 million in 2002 from $12.7 million in 2001. Systems gross margin improved to 37.8% in 2002 compared to 37.4% in 2001. Gross profit from service increased by $0.3 million, or 6.7%, to $4.5 million in 2002 from $4.2 million in 2001. Service gross margin improved to 49.1% in 2002 compared to 46.4% in 2001. Our overall improvement in gross margin was driven primarily by our continued emphasis on cost reductions.

     Operating Expenses

      Research and development expenses decreased by $0.3 million, or 6.1%, to $5.1 million in 2002 from $5.5 million in 2001. As a percentage of revenues, research and development expenses decreased to 11.0% in 2002 from 12.7% in 2001. The decrease resulted primarily from reductions in staffing and outside engineering services.

      Sales and marketing expenses increased by $0.8 million, or 8.3%, to $10.0 million in 2002 from $9.2 million in 2001. Sales and marketing expenses were approximately 21.5% of revenues for both 2002 and 2001. The increase, in terms of dollars, was caused partially by a $0.4 million increase in our marketing staffing in 2002, and a $0.4 million increase in commission expenses resulting from higher revenues. The increases in staffing were related to our introduction of new products into the market during 2002.

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

      Stock-based compensation expense decreased by $2.6 million to $0.1 million in 2002 from $2.7 million in 2001. Stock-based compensation expense in 2002 related to the intrinsic value of stock options granted in 2001. The expense in 2001 related primarily to compensation expense recorded for stock options issued to an officer of the Company who was not an employee prior to December 31, 2001.

     Other Income (Expense)

      Other income was $0.3 million in 2002, as compared to other expense of $2.0 million in 2001. This change was partially due to $0.2 million reduction of interest expense on outstanding borrowings under our bank line of credit that we repaid in May 2002 and interest income of $0.2 million in 2002 on our short-term investments. The increase in other income was also partially the result of recording interest income on putable warrants of $0.2 million in 2002 as compared to recording interest expense on putable warrants of $0.6 million in 2001. In addition, a write-off of a note receivable and related accrued interest created a non-cash expense of $1.1 million in 2001. This note receivable was partial consideration for the sale of our fitness business net assets in 1999. The company that purchased our fitness business filed for bankruptcy in August 2001. In February 2002, the assets of this bankrupt company were sold through an auction, and the proceeds were insufficient to repay the amount owed to us.

     Income Tax Benefit

      In 2002, we recognized a tax benefit of $0.2 million related principally to a refund of alternative minimum taxes paid in prior periods that we received in 2003. During 2001, we recognized a tax benefit of $0.2 million related to a carry back of tax losses to prior years.

      Our gross deferred tax assets of approximately $8.9 million were adjusted by a valuation allowance for the net balance due to the uncertainty regarding realization. At the end of 2002 we had approximately $8.5 million of net operating loss carryforwards for federal income tax purposes that expire in 2022.

Liquidity and Capital Resources

      Net cash generated from operating activities was $0.2 million for the year ended December 31, 2003, compared to net cash used for operating activities of $1.4 million for the comparable period in 2002. Net cash generated from operating activities increased primarily as the result of a $2.0 million increase in our net income, excluding non-cash income and expenses.

      During 2003, we incurred $8.1 million of research and development expenses. We expect to continue incurring research and development expenses. We prioritize our research and development spending to continue development of new product versions and to meet the changing requirements of our customers. As a result, our research and development expenses will continue in the future.

      Net cash used in investing activities was $19.6 million for the year ended December 31, 2003, compared to net cash used in investing activities of $3.4 million for the comparable period in 2002. Net cash used in investing activities increased primarily due to our investment in Burdick of $19.4 million, net of cash acquired, payments of acquisition costs and a refund from the reduction in the purchase price. For the year ended December 31, 2003, capital equipment expenditures were approximately $1.3 million, an increase of $0.3 million over the comparable period in 2002. This increase was primarily due to the purchase and conversion of an enterprise resource planning system and the purchase of a telephone system. We received cash of $1.0 million from the sale of our hemodynamic monitoring product line in 2003 and recorded a note receivable of $0.7 million, which is due in October of 2004.

      Net cash from financing activities was $0.2 million for the year ended December 31, 2003, which resulted primarily from net borrowings on our credit line of $0.4 million , proceeds from exercises of stock options of $0.1 million and proceeds from issuance of common stock in accordance with our employee stock purchase plan of $0.4 million, partially offset by debt payments of $0.4 million related to the note payable issued in the treadmill manufacturing business acquisition and a payment for the redemption of putable warrants of $0.3 million. Net borrowings on our credit line for the year ended December 31, 2003 were partially used to fund part of the purchase price of acquiring Burdick and partially for working capital requirements. Net cash from financing activities of $23.9 million for the year ended December 31, 2002 was primarily the result of proceeds from our initial public offering, including the over-allotment shares, of approximately $28.2 million, net of underwriting discounts and offering expenses and proceeds from the issuance of common stock in accordance with our employee stock purchase plan of $0.3 million, offset by net repayments on our bank line of credit of $4.5 million and a payment of $0.2 million for the redemption of putable warrants.

      Cash and cash equivalents declined from $19.4 million at December 31, 2002 to $0.2 million at December 31, 2003, due primarily to the use of cash to fund the Burdick acquisition. Accounts receivable and inventories at December 31, 2003 increased $5.1 million and $5.2 million, respectively, from balances at December 31, 2002 due primarily to the acquisition of Burdick. Prepaid expenses and other current assets at December 31, 2003 increased $0.9 million from balances at December 31, 2002 due primarily to recording a note receivable of $0.7 million, which relates to the sale of the hemodynamic monitoring product line. Accounts payable and warranty liability at December 31, 2003 increased $1.4 million and $1.0 million, respectively, from balances at December 31, 2002 due primarily to the acquisition of Burdick. Accrued liabilities at December 31, 2003 increased $3.9 million from the balances at December 31, 2002 due to recording $1.5 million in deferred consideration on the sale of the hemodynamic monitoring product line, and the remainder due primarily to the acquisition of Burdick.

      In December 2002, in order to provide additional funding for the acquisition of Burdick, we established a $12.0 million revolving credit facility with Silicon Valley Bank subject to certain accounts receivable and inventory provisions relating to both Quinton and Burdick. This facility has a term of two years. All borrowings under this facility will be classified as current liabilities. As of December 31, 2003, the balance on this credit facility was $0.4 million. Outstanding balances under this facility bear interest at the greater of (i) a variable rate ranging from a minimum of the bank’s prime lending rate plus 0.5% to a maximum of the prime lending rate plus 1.5%, based on a ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), which at December 31, 2003 was 5.75% or (ii) $9,000 per month. In addition, unused balances under this facility bear monthly fees equal to 0.50% per annum on the difference between the maximum credit limit and the average daily principal balance during the month. At December 31, 2003, we had borrowings under this line of credit of $0.4 million. As of December 31, 2003, we had capacity to borrow an additional $9.0 million based on eligible accounts receivable and eligible inventory. The current line of credit expires on December 30, 2004. We have maintained the same commercial banking relationship since June 1998.

      The credit facility contains standard negative covenants and restrictions on actions by us, including but not limited to, activity related to our common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes in, or disposition of our assets. Certain of these actions may be taken by us with the consent of the lender. In addition, the credit agreement requires that we meet certain financial covenants, namely a minimum tangible net worth measure. As of December 31, 2003, we were in compliance with all covenants under the credit facility.

      The tables below summarize our contractual obligations and other commercial commitments as of December 31, 2003:

		Less than	1 – 3	3 – 5	After
	Total	1 year	years	years	5 years

Contractual Obligations
Long-term debt	$363	$363	$—	$—	$—
Operating leases	5,327	1,090	2,055	1,942	240
Purchase obligations*	9,641	9,641	—	—	—

Total contractual cash obligations	$15,331	$11,094	$2,055	$1,942	$240

*	Purchase obligations primarily consist of outstanding purchase orders issued in the ordinary course of our business.

		Less than	1 – 3	3 – 5	After
	Total	1 year	years	Years	5 years

Other Commercial Commitments
Line of credit**	$534	$534	$—	$—	$—
Guarantees	—	—	—	—	—

Total commercial commitments	$—	$—	$—	$—	$—

**	Line of credit includes borrowings, minimum maintenance fees, and unused fees related to our credit facility.

      We anticipate that, for 2004, our future expected operating cash flow and borrowings available to us under our credit facility will be sufficient to meet operating expenses, working capital requirements, capital expenditures and other obligations for at least 12 months. Our ability to repay borrowings under the bank line of credit and to satisfy other liabilities may depend on future operating performance. We may be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. In addition, we are continually considering intellectual property and other acquisitions that complement or expand our existing business or that may enable it to expand into new markets. Future acquisitions may require additional debt, equity financing or both. We may not be able to obtain any additional financing, or may not be able to obtain additional financing on acceptable terms.

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

     Medical Treadmill Manufacturing Line Acquisition

      On October 1, 2002, we acquired the medical treadmill manufacturing line and related assets and technology rights from our previous supplier of these treadmills. Consideration for the purchase included $1,000,000 in cash and approximately $900,000 in notes payable over two years. Medical treadmills are an integral component of cardiac stress testing systems and cardiac rehabilitation systems. This acquisition has permitted us to continue to develop the underlying technology of the treadmills in concert with advances in its cardiac monitoring systems. We have also begun to pursue design changes that will provide updated features, drive a reduction in per-unit costs and possibly result in an array of medical treadmills at different price points. In connection with the transaction, we contracted to manufacture certain treadmills under an OEM contract for two years from the date of the transaction. Total revenues relating to this contract were $0.2 million in 2002 and $1.4 million in 2003. We expect revenue from the OEM contract sales of these treadmills to be approximately $0.9 million in 2004.

     Spacelabs Burdick, Inc. Acquisition

      On January 2, 2003, we purchased 100% of the stock of Spacelabs Burdick, Inc. (“Burdick”). Burdick’s historical strength in ECG cardiographs, Holter monitors and cardiology information systems, combined with its distribution network focused on U.S. physicians’ offices, complements Quinton’s strength in cardiac stress testing and cardiac rehabilitation monitoring and its hospital focused direct sales force. The consolidated financial statements include Burdick’s results since January 2, 2003.

      The original purchase price of $24.0 million was funded with approximately $20.2 million in cash, a holdback of $1.3 million for working capital adjustments plus a partial draw down on our revolving bank credit facility. Transaction related costs were approximately $700,000.

      On April 21, 2003, an agreement was reached with the seller to adjust the purchase price to $20.4 million, based principally on the amount of Burdick’s net working capital at the date of acquisition. In accordance with this agreement, we kept the $1.3 million that was held back at closing and received a $2.3 million refund from the seller subsequent to the April 21, 2003 agreement. The refund was used to reduce borrowings against our line of credit.

     Sale of Hemodynamic Monitoring Product Line

      On October 21, 2003, we announced the sale of our hemodynamic monitoring product line. As consideration, we received $1.0 million in cash on October 21, 2003 and a note receivable of $0.7 million, due October 21, 2004. The buyer may pay additional contingent consideration of up to $1.5 million based on future sales of the buyer’s products to our previous hemodynamic products customers. Contingent consideration received during the period in which we are filling our post-closing transition obligations will be deferred until these obligations are fulfilled. Contingent consideration received after this period will be recognized as income in the period in which it is received. We expect to recognize a gain in the second quarter of 2004 of between $0.6 million and $0.7 million on the transaction, excluding the effect of any contingent consideration.

      The hemodynamic monitoring product line represented approximately $3.0 million of the Company’s revenues for the year ended December 31, 2003. During 2004, however, the Company expects to make cost adjustments, principally in the form of staffing reductions, and accordingly, management does not expect the loss of these revenues to have a materially adverse impact on operating income in 2004 and beyond.

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

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002	2003	2003	2003	2003

	(In thousands, except for share data)
Consolidated Statement of Operations Data:
Revenues	$10,389	$11,259	$11,655	$13,193	$20,283	$20,706	$21,034	$22,373
Cost of revenues	6,236	6,882	7,068	7,697	12,439	12,264	12,455	13,973

Gross profit	4,153	4,377	4,587	5,496	7,844	8,442	8,579	8,400
Operating Expenses:
Research and development	1,353	1,334	1,205	1,234	2,087	1,989	1,969	2,041
Write off acquired in-process research and development	—	—	—	—	1,290	—	—	—
Sales and marketing	2,453	2,466	2,460	2,595	4,326	4,491	4,519	4,333
General and administrative (excluding stock-based compensation)	1,483	1,106	1,434	1,250	2,027	1,942	1,829	1,871
Stock-based compensation	35	35	23	18	18	18	18	20

Total operating expenses	5,324	4,941	5,122	5,097	9,748	8,440	8,335	8,265

Operating income (loss)	(1,171)	(564)	(535)	399	(1,904)	2	244	135
Other Income (Expense):
Interest income (expense), net	(73)	17	97	70	(75)	(73)	(63)	(33)
Non-cash interest income (expense), putable warrants	—	133	161	(75)	95	(63)	—	—
Other income (expense), net	3	—	(2)	(7)	4	(13)	2	(4)

Total other income (expense)	(70)	150	256	(12)	24	(149)	(61)	(37)

Income (loss) before income taxes and minority interest in consolidated entity	(1,241)	(414)	(279)	387	(1,880)	(147)	183	98
Income tax benefit (provision)	(10)	(4)	(2)	208	—	(9)	(4)	(49)

Income (loss) before minority interest in loss (income) of consolidated entity	(1,251)	(418)	(281)	595	(1,880)	(156)	179	49
Minority interest in loss (income) of consolidated entity	—	—	—	—	21	(1)	4	1

Net income (loss)	$(1,251)	$(418)	$(281)	$595	$(1,859)	$(157)	$183	$50

Net income (loss) per share — basic	$(1.91)	$(0.06)	$(0.02)	$0.05	$(0.15)	$(0.01)	$0.02	$0.00

Net income (loss) per share — diluted	$(1.91)	$(0.06)	$(0.02)	$0.05	$(0.15)	$(0.01)	$0.01	$0.00

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      As of May 10, 2002, we dismissed Arthur Andersen LLP (“Arthur Andersen”) as our independent accountant. Arthur Andersen had served as our independent accountant since May 1999. The decision to change our independent accountant was recommended by our Audit Committee and approved by our Board of Directors. Arthur Andersen’s report on the financial statements for the year ending December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. We have had no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

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

Item 9A.	Controls and Procedures

      We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of the end of the period covered by this annual report of Form 10-K and have determined that such disclosure controls and procedures are effective.

      There has been no change in our internal control over financial reporting in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Executive Officers and Directors of the Company

      Information called for by Part III, Item 10, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 14, 2004, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2003, our fiscal year end.

Item 11.	Executive Compensation

      Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 14, 2004, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information called for by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 14, 2004 and is incorporated herein by reference.

     Equity Compensation Plan Information

      The following table provides information as of December 31, 2003 about Quinton’s common stock that may be issued upon the exercise of outstanding stock options and other rights granted to employees, consultants or directors under our currently existing equity compensation plans.

			Number of securities
			remaining available for
	Number of		future issuance under
	securities to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in the
Plan category	warrants and rights	warrants and rights	first column)(1)(2)(3)

Equity compensation plans approved by security holders	1,700,067	$4.01	442,825
Equity compensation plans not approved by security holders	135,000	8.16	—

Total	1,835,067	$4.32	442,825

(1)	Includes 329,335 shares remaining available for purchase under Quinton’s 2002 Employee Stock Purchase Plan. The 2002 Employee Stock Purchase Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the least of (1) 227,272 shares, (2) an amount equal to 2 percent of the outstanding shares of the common stock of the Company as of the end of the immediately preceding fiscal year on a fully diluted basis, and (3) a lesser amount determined by our Board of Directors. Excludes 227,272 additional shares of common stock that became available for purchase under the 2002 Employee Stock Purchase Plan on January 1, 2004 pursuant to the evergreen formula.

(2)	Includes 113,490 shares remaining available for issuance under Quinton’s 2002 Stock Incentive Plan. The 2002 Stock Incentive Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the least of (1) 681,818 shares, (2) an amount equal to 3 percent of the number of shares of common stock outstanding on a fully diluted basis as of the end of our immediately preceding fiscal year, and (3) a lesser amount determined by our Board of Directors. Excludes 421,499 additional shares of common stock that became available for issuance under the 2002 Stock Incentive Plan on January 1, 2004 pursuant to the evergreen formula. Also excludes shares that will become issuable under the 2002 Stock Incentive Plan if and when they cease to be subject to outstanding awards (other than by reason of exercise or settlement of the awards) under our 1998 Amended and Restated Equity Incentive Plan (which was suspended on the effective date of our initial public offering).

(3)	Our stock option grant program for nonemployee directors is administered under the 2002 Stock Incentive Plan and provides for the following automatic grants of stock to each of our nonemployee directors: (1) an initial grant to purchase 10,000 shares of our Common Stock as of the date of the director’s initial election or appointment to the Board and (2) an annual grant to purchase 5,000 shares of our common stock immediately following each year’s annual shareholders meeting, except that any nonemployee director who received an initial grant within three months before an annual meeting of shareholders will not receive an annual grant until immediately following the second annual meeting after the date of the initial grant. Stock options granted under this program will vest and become exercisable in equal monthly installments over the 12-month period following the grant date (assuming continued Board service).

Description of Equity Compensation Awards Not Approved By Shareholders

      During 2003 our Board of Directors granted two nonqualified stock options outside of the 2002 Stock Incentive Plan but governed by the terms and conditions of the 2002 Stock Incentive Plan as inducement awards for newly hired employees. Atul Jhalani, our Vice President of Marketing, was granted a nonqualified stock option on October 22, 2003 to purchase 75,000 shares of our common stock at an exercise price of $8.04 per share. The other nonqualified stock option was granted on July 23, 2003 to an employee to purchase 60,000 shares of our common stock at an exercise price of $8.32 per share.

      Administration. Both of these options may be administered by our Board of Directors or any committee appointed by the Board to administer the 2002 Stock Incentive Plan (the “plan administrator”). The plan administrator’s decisions, determinations and interpretations are binding on the holders of these options.

      Vesting and Exercise. The exercise price for shares purchased under these options must be paid in a form acceptable to the plan administrator, which forms may include cash, a check, shares of already owned common stock, a broker-assisted cashless exercise or such other consideration as the plan administrator may permit. Each of these options will vest and become exercisable by the holder based on a vesting schedule as follows: 25% [after the first year][after six months] and 1/36th of the remaining shares subject to the option each month thereafter. Unless the plan administrator determines otherwise, options vested as of the date of termination of each optionee’s employment or service relationship with Quinton by reason of death or disability generally will be exercisable for one year after the date of termination unless the option term expires as of an earlier date. In the event of termination for a reason other than death or disability, these options will be exercisable for a period of time determined by the plan administrator, generally three months after the date of termination, and in no event may these options be exercisable after the expiration of their respective terms. A transfer of employment or service relationship between us, our subsidiaries and any parent of Quinton will not be deemed a termination for purposes of these options.

      Transferability. Unless otherwise determined by the plan administrator, these options may not be transferred or assigned except by will or the laws of descent and distribution, and may not be exercised by anyone other than the holder during the holder’s lifetime.

      Adjustment of Shares. In the event of stock splits, stock dividends, reclassification or similar changes in our capital structure, the Board of Directors, in its sole discretion, will make equitable adjustments in (a) the number of shares covered by each of these options and (b) the purchase price of the common stock underlying each option.

      Company Transaction. In the event of merger or consolidation of Quinton with or into any other company or a sale, lease, exchange or other transfer of all or substantially all our then outstanding securities or all or substantially all our assets, these options will be assumed or substituted for successor company. If the successor company refuses to assume or substitute for these options, these options will become immediately vested and exercisable immediately prior to the effective date of the transaction and will then be terminated.

      Termination and Amendment. The Board of Directors may at any time amend these options. No amendment of these options may impair the rights of the holder of the amended option without that holder’s written consent. These options will expire on the tenth anniversary of the grant date, unless earlier terminated by their terms.

      Federal Income Tax Consequences. The following is a summary of the material United States federal income tax consequences to us and to the holders of these options. The summary is based on the Code and the United States Treasury regulations promulgated thereunder in effect as of the date of this report, all of which may change with retroactive effect. The summary is not intended to be a complete analysis or discussion of all potential tax consequences that may be important to the holders of these options.

      Generally, the grant of a nonqualified stock option will not result in any federal income tax consequences to the participant or to us. Upon exercise of a nonqualified stock option, the participant generally will recognize ordinary income equal to the excess of the fair market value of the stock on the date of exercise over the amount paid for the stock upon exercise of the option. Subject to certain limitations, we generally will be entitled to a corresponding business expense deduction equal to the ordinary income recognized by the participant. Upon disposition of the stock, the participant will recognize capital gain or loss equal to the difference between the amount realized on the disposition of such stock over the sum of the amount paid for such stock plus any amount recognized as ordinary income upon exercise of the option. Such capital gain or loss will be characterized as short-term or long-term, depending on how long the stock was held. Slightly different rules may apply to optionees who are subject to Section 16(b) of the Exchange Act. Stock Awards.

Upon the receipt of shares of our common stock pursuant to a stock award that is subject to repurchase rights, the holder will generally recognize ordinary compensation income (subject to FICA and income tax withholding) when the shares vest in an amount equal to the fair market value of the shares that vest on each vesting date. If the stock award is not subject to restrictions other than restrictions on transfer, or the holder files an election pursuant to Section 83(b) of the Code, the holder will generally recognize ordinary compensation income (subject to FICA and income tax withholding) in an amount equal to the fair market value of the shares on the date of receipt.

Item 13.	Certain Relationships and Related Transactions

      Information called for by Part III, Item 13, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 14, 2004, and is incorporated herein by reference.

Item 14.      Principal Accountant Fees and Services.

      Information called for by Part III, Item 14, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 14, 2004, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a) Documents filed as part of this Report:

           (1) Index to Financial Statements:

           (2) Index to Financial Statement Schedules:

All schedules are omitted because they are inapplicable or the requested information is shown in the consolidated financial statements or the related notes thereto.

           (3) Index to Exhibits:

                The Exhibit Index is included on pages 40 to 41.

      (b) Reports on Form 8-K:

      On October 23, 2003, we furnished a current report on Form 8-K issuing a press release announcing results for the fiscal quarter ended September 30, 2003.

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Stock Purchase Agreement dated December 23, 2002 by and among Spacelabs Medical, Inc., Spacelabs Burdick, Inc., Quinton Cardiology Systems, Inc. and Datex-Ohmeda, Inc. (1)
2.2		ABPM Private Label Distribution Agreement by and between Spacelabs Medical, Inc. and Spacelabs Burdick, Inc. (1)
3.1		Restated Certificate of Incorporation of the registrant. (2)
3.2		Bylaws of the registrant. (2)
4.1		Specimen Company Stock Certificate. (3)
4.2		Investors’ Rights Agreement. (3)
10	.1*	1998 Amended and Restated Equity Incentive Plan. (3)
10	.2*	2002 Stock Incentive Plan. (3)
10	.3*	2002 Employee Stock Purchase Plan. (3)
10	.4*	Stock Option Grant Program for Nonemployee Directors. (3)
10	.5*	2003 Management Incentive Plan.
10	.6*	Form of Indemnification Agreement.
10	.7*	Lease Agreement between Quinton Inc. and AHP Subsidiary Holding Corporation regarding premises at Bothell, Washington, dated August 31, 1998. (3)
10.8		First Amendment to Lease between Quinton Inc. and AHP Subsidiary Holding Corporation, dated August 31, 1998. (3)
10.9		OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated August 1, 2000. (3)
10.10		OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated October 17, 2000. (3)
10.11		OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated October 1, 2001. (3)
10.12		Addendum No. 1 to the OEM Agreement between Mortara Instrument, Inc. and Quinton Inc. dated August 1, 2001. (3)
10.13		Loan and Security Agreement between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated December 30, 2002. (4)
10.14		Amendment to Loan Documents between Quinton Cardiology Systems, Inc., Quinton Inc. and Burdick, Inc. and Silicon Valley Bank dated January 9, 2003. (4)
10.15		Streamline Facility Agreement between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated as of December 30, 2002. (4)
10.16		Cross-Corporate Continuing Guaranty between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated December 30, 2002. (4)
10.17		Intellectual Property Security Agreement between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated December 30, 2002. (4)
10.18		Assumption Agreement between Quinton Cardiology Systems, Inc., Quinton Inc. and Burdick, Inc. and Silicon Valley Bank dated January 9, 2003. (4)
10.19		Cross-Corporate Continuing Guaranty between Burdick Inc. and Silicon Valley Bank dated January 9, 2003. (4)
10.20		Intellectual Property Security Agreement between Burdick, Inc. and Silicon Valley Bank dated January 9, 2003. (4)
10.21		Lease Agreement between Carl Ruedebusch LLC and Burdick, Inc. regarding premises at Deerfield Industrial Park in Deerfield, Wisconsin dated as of April 6, 1998. (4)
10.22		Form of Indemnification Agreement between Quinton Cardiology Systems, Inc. and each of its directors and executive officers. (5)
10.23		Lease Agreement between Quinton Cardiology Systems, Inc. and Hibbs/ Woodinville Associates, L.L.C. regarding premises at Bothell, Washington, dated August 29, 2003. (5)
10	.24*	Letter Agreement between Quinton Cardiology Systems, Inc. and Darryl Lustig dated October 9, 2003.

Exhibit
Number		Description

10	.25*	Letter Agreement between Quinton Cardiology Systems, Inc. and Darryl Lustig dated March 21, 2003.
10	.26*	Form of Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement (This exhibit represents other substantially identical documents that have been omitted because they are substantially identical to this document in all material respects and an Appendix attached to this exhibit sets forth material details by which the omitted documents differ from this exhibit).
10	.27*	Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement between Quinton Cardiology Systems, Inc. and Atul Jhalani, dated as of October 23, 2003.
21.1		Subsidiaries. (4)
23.1		Independent Auditor’s Consent.
23.2		Notice Regarding Lack of Consent of Arthur Andersen LLP.
31.1		Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-49755) filed on January 17, 2003.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-49755) filed on May 21, 2003.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-83272).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-49755).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-49755).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUINTON CARDIOLOGY SYSTEMS, INC.

By:	/s/ MICHAEL K. MATYSIK

Michael K. Matysik
Chief Financial Officer

Date: March 12, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ JOHN R. HINSON John R. Hinson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004

/s/ MICHAEL K. MATYSIK Michael K. Matysik	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004

/s/ RUEDIGER NAUMANN-ETIENNE Ruediger Naumann-Etienne	Chairman of the Board	March 12, 2004

/s/ W. ROBERT BERG W. Robert Berg	Director	March 12, 2004

/s/ JUE-HSIEN CHERN Jue-Hsien Chern	Director	March 12, 2004

/s/ HARVEY N. GILLIS Harvey N. Gillis	Director	March 12, 2004

QUINTON CARDIOLOGY SYSTEMS, INC.

AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Quinton Cardiology Systems, Inc.:

      We have audited the accompanying consolidated balance sheets of Quinton Cardiology Systems, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Quinton Cardiology Systems, Inc. and subsidiaries for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 8, 2002, except for the matter discussed in Note 20 to the financial statements, for which their report date was March 29, 2002.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quinton Cardiology Systems, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Seattle, Washington

February 6, 2004

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

/s/ ARTHUR ANDERSEN LLP

Seattle, Washington

February 8, 2002, (except for Note 17,
for which the date is March 29, 2002)

This audit report of Arthur Andersen LLP, our former independent public accountants, is a copy of the original report dated February 8, 2002 rendered by Arthur Andersen LLP on our consolidated financial statements included in our Form S-1 (Registration No. 333-83272) filed on February 22, 2002, as amended. This audit report has not been reissued by Arthur Andersen LLP since February 22, 2002 nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K. We are including this copy of the Arthur Andersen LLP audit report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933. For further discussion, see Exhibit 23.2 to the Form 10-K for the fiscal year ended December 31, 2003, of which this report forms a part.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2003

	(in thousands, except
	share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$19,382	$185
Accounts receivable, net of allowance for doubtful accounts of $398 and $663, respectively	7,384	12,480
Inventories	7,462	12,690
Prepaid expenses and other current assets	528	1,419
Income taxes receivable	206	—

Total current assets	34,962	26,774
Machinery and equipment, net of accumulated depreciation and amortization of $4,382 and $5,076, respectively	3,510	4,918
Intangible assets, net of accumulated amortization of $567 and $948, respectively	393	5,672
Restricted cash deposit	1,325	—
Investment in unconsolidated entity	1,000	1,000
Goodwill	860	9,953

Total assets	$42,050	$48,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$—	$354
Current portion of long term debt	363	363
Accounts payable	4,776	6,183
Accrued liabilities	3,415	7,349
Warranty liability	1,089	2,059
Deferred revenue	4,407	4,499
Putable warrants	328	—

Total current liabilities	14,378	20,807
Long term debt, net of current portion	363	—
Deferred tax liability	—	1,180

Total liabilities	14,741	21,987

Minority interest in consolidated entity	—	198
Shareholders’ Equity:
Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares outstanding as of December 31, 2002 and 2003	—	—
Common stock (65,000,000 shares authorized), $0.001 par value, 12,049,136 and 12,214,905 shares issued and outstanding at December 31, 2002 and 2003, respectively	45,085	45,617
Deferred stock-based compensation	(180)	(106)
Accumulated deficit	(17,596)	(19,379)

Total shareholders’ equity	27,309	26,132

Total liabilities and shareholders’ equity	$42,050	$48,317

The accompanying notes are an integral part of these financial statements.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2002	2003

	(in thousands, except share
	and per share amounts)
Revenues:
Systems	$33,833	$37,389	$71,557
Service	9,041	9,107	12,839

Total revenues	42,874	46,496	84,396

Cost of Revenues:
Systems	21,170	23,247	43,955
Service	4,850	4,636	7,176

Total cost of revenues	26,020	27,883	51,131

Gross profit	16,854	18,613	33,265

Operating Expenses:
Research and development	5,459	5,126	8,086
Write off acquired in-process research and development	—	—	1,290
Sales and marketing	9,210	9,974	17,669
General and administrative (excluding $2,664, $111 and $74 of stock-based compensation, respectively)	4,913	5,273	7,669
Stock-based compensation	2,664	111	74

Total operating expenses	22,246	20,484	34,788

Operating loss	(5,392)	(1,871)	(1,523)

Other Income (Expense):
Interest income	—	225	13
Interest expense	(358)	(114)	(257)
Interest income (expense), putable warrants	(581)	219	32
Write-off of note receivable and accrued interest	(1,106)	—	—
Other income (expense), net	74	(6)	(11)

Total other income (expense)	(1,971)	324	(223)

Loss from continuing operations before income taxes and minority interest in loss of consolidated entity	(7,363)	(1,547)	(1,746)
Income tax benefit (provision)	205	192	(62)

Loss from continuing operations before minority interest in loss of consolidated entity	(7,158)	(1,355)	(1,808)
Minority interest in loss of consolidated entity	—	—	25

Loss from continuing operations	(7,158)	(1,355)	(1,783)
Discontinued operations:
Loss on sale of discontinued segment, net of applicable income taxes of $0	(831)	—	—

Net loss	$(7,989)	$(1,355)	$(1,783)

Basic and diluted net loss per share:
Continuing operations	$(11.37)	$(0.17)	$(0.15)

Discontinued operations	$(1.32)	$—	$—

Net loss	$(12.69)	$(0.17)	$(0.15)

Weighted average shares used to compute basic and diluted net loss per share	629,647	7,887,659	12,147,720

The accompanying notes are an integral part of these financial statements.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Series A		Series B
	Preferred Stock		Preferred Stock		Common Stock		Deferred
							Stock-based	Accumulated
	Amount	Shares	Amount	Shares	Amount	Shares	Compensation	Deficit	Total

	(dollars in thousands, except share amounts)
Balance, December 31, 2000.	$12,230	12,230,000	$865	865,000	$1,006	1,093,072	$(378)	$(8,252)	$5,471
Issuance of common stock upon exercise of stock options	—	—	—	—	5	10,403	—	—	5
Repurchase of shares in connection with termination	—	—	—	—	(94)	(426,200)	—	—	(94)
Deferred stock compensation	—	—	—	—	2,573	—	(2,573)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	2,664	—	2,664
Net loss	—	—	—	—	—	—	—	(7,989)	(7,989)

Balance, December 31, 2001.	12,230	12,230,000	865	865,000	3,490	677,275	(287)	(16,241)	57
Issuance of common stock upon exercise of stock options	—	—	—	—	60	91,191	—	—	60
Deferred stock compensation	—	—	—	—	4	—	(4)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	111	—	111
Proceeds from issuance of common stock, net of issuance costs	—	—	—	—	28,184	4,600,000	—	—	28,184
Conversion of preferred stock to common stock	(12,230)	(12,230,000)	(865)	(865,000)	13,095	6,639,347	—	—	—
Proceeds from issuance of stock under employee stock purchase plan	—	—	—	—	252	41,323	—	—	252
Net loss	—	—	—	—	—	—	—	(1,355)	(1,355)

Balance, December 31, 2002.	—	—	—	—	45,085	12,049,136	(180)	(17,596)	27,309
Issuance of common stock upon exercise of stock options	—	—	—	—	81	81,883	—	—	81
Amortization of deferred stock compensation	—	—	—	—	—	—	74	—	74
Proceeds from issuance of stock under employee stock purchase plan	—	—	—	—	451	83,886	—	—	451
Net loss	—	—	—	—	—	—	—	(1,783)	(1,783)

Balance, December 31, 2003.	$—	—	$—	—	$45,617	12,214,905	$(106)	$(19,379)	$26,132

The accompanying notes are an integral part of these financial statements.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2002	2003

	(in thousands)
Operating Activities:
Net loss	$(7,989)	$(1,355)	$(1,783)
Adjustments to reconcile net loss to net cash from operating activities —
Depreciation and amortization	1,148	1,197	1,858
Loss on disposal of machinery and equipment	58	21	365
Amortization of deferred stock-based compensation	2,664	111	74
Write off of purchased in-process research and development	—	—	1,290
Minority interest in loss of consolidated entity	—	—	(25)
Deferred taxes	—	—	24
Interest expense (income), putable warrants	581	(219)	(32)
Write-off of note receivable and accrued interest	1,106	—	—
Loss on sale of discontinued segment	831	—	—
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	2,055	(1,261)	(1,298)
Inventories	270	(876)	1,543
Prepaid expenses and other assets	18	55	227
Income taxes receivable and payable	1,209	(206)	—
Accounts payable	340	712	(1,318)
Accrued liabilities	(1,042)	(164)	(504)
Warranty liability	(531)	(235)	(46)
Deferred revenue	1	851	(202)

Net cash flows from operating activities	719	(1,369)	173

Investing Activities:
Purchase of Burdick, Inc., net of cash acquired	—	—	(19,385)
Proceeds from sale of hemodynamic monitoring product line	—	—	1,000
Restricted cash deposit for acquisition	—	(1,325)	—
Acquisition of treadmill manufacturing business	—	(1,000)	—
Proceeds from sales of machinery and equipment	—	—	133
Purchases of machinery and equipment	(280)	(1,044)	(1,345)

Net cash flows from investing activities	(280)	(3,369)	(19,597)

Financing Activities:
Borrowings (repayments) on bank line of credit, net	(555)	(4,471)	354
Proceeds from issuance of common stock, net of issuance costs of $3,981 and $0, respectively	—	28,471	451
Payments of long term debt	—	—	(363)
Redemption of putable warrants	—	(158)	(296)
Proceeds from exercise of stock options	5	60	81
Repurchase of shares in connection with termination	(94)	—	—

Net cash flows from financing activities	(644)	23,902	227

Net change in cash and cash equivalents	(205)	19,164	(19,197)
Cash and cash equivalents, beginning of year	423	218	19,382

Cash and cash equivalents, end of year	$218	$19,382	$185

Supplemental disclosures of cash flow information:
Cash refunds received (paid) for income taxes	$(1,410)	$—	$206
Cash paid for interest	389	131	264
Supplemental disclosures of noncash investing and financing activities:
Note issued in connection with acquisition of treadmill manufacturing business	$—	$925	$—
Note receivable recorded in connection with the sale of hemodynamic monitoring product line	—	—	728

The accompanying notes are an integral part of these financial statements.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Description of Business

      Quinton Cardiology Systems, Inc. (“Quinton”), a Delaware corporation, which reincorporated from California in May 2003, changed its name from QIC Holding Corp. in February 2002. Quinton and its subsidiaries are referred to herein as the Company. The Company develops, manufactures, markets and services a family of advanced cardiology products used in the diagnosis, monitoring, and management of patients with heart disease.

      On June 5, 1998, an investor group led by WR Hambrecht+Co acquired the Company from American Home Products in a leveraged buyout (the “Acquisition”). The results of operations and the purchased costs of the acquired assets and liabilities are included in the Company’s consolidated financial statements since the Acquisition.

     Certain Significant Risks and Uncertainties

      The Company is subject to a number of risks and can be affected by a variety of factors. For example, management of the Company believes that any of the following factors could have a significant negative effect on the Company’s future financial position, results of operations and cash flows: failure to keep pace with changes in the marketplace; failure to develop and commercialize new versions of products or product lines; reduced demand or lack of growth in demand or future acceptance for the Company’s products and services; risks associated with product liability and product defects or errors; competition with other companies with greater financial, technical and marketing resources; inadequate levels of reimbursement from governmental or other third-party payors for procedures using the Company’s products and systems; failure of the Company or its suppliers to obtain or maintain necessary FDA clearances or approvals for products; discontinuance or interruption of the availability of purchased components of the Company’s products; inability to secure additional adequate financing; failure to attract and retain key personnel; failure to protect intellectual property; risks associated with maintaining the Company’s domestic and international distributor relationships; risks associated with expanding international operations; failure to successfully integrate other businesses, products lines, assets or technologies acquired by the Company; inability to manage growth; and litigation or other claims against the Company. Further, the Company may require additional funds that may not be readily available or on terms that are acceptable to the Company.

2.     Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying consolidated financial statements include the accounts of Quinton Cardiology Systems, Inc., its wholly owned subsidiaries and its majority owned Shanghai-Burdick joint venture. All significant intercompany accounts and transactions have been eliminated.

     Use of Estimates

      The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. These estimates include the collectability of accounts receivable, the saleability and recoverability of inventory, the adequacy of warranty liabilities, the realizability of investments, the realizability of deferred tax assets and useful lives of tangible and intangible assets, among others. The market for the Company’s products is characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future realizability of the Company’s assets. Estimates and assumptions are

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

     Cash and Cash Equivalents

      For purposes of the statement of cash flows, highly liquid investments with a maturity at the date of purchase of three months or less are considered cash equivalents.

     Accounts Receivable

      Accounts receivable are recorded at invoiced amount and do not bear interest. The Company performs initial and ongoing evaluations of its customers’ financial position, and generally extends credit on open account. The Company maintains an allowance for doubtful accounts which is reflective of management’s best estimate of probable accounts receivable losses. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Trade receivable balances are charged against the allowance at the time management determines such balances to be uncollectible.

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

     Intangible Assets

      The Company’s intangible assets are comprised primarily of a trade name, developed technology and customer relationships, all of which were acquired in our acquisition of Burdick. Company management uses judgment to estimate the fair value of each of these intangible assets. The judgment about fair value is based on expectations of future cash flows and an appropriate discount rate. Company management also uses judgment to estimate the useful lives of each intangible asset. The Company believes the Burdick trade name has an indefinite life, and accordingly does not amortize the trade name. The Company evaluates this conclusion annually and makes a judgment about whether there are factors that would limit the ability to benefit from the trade name in the future. If there were such factors, the Company would start amortizing the trade name. The Company also tests the indefinite life trade name intangible asset for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. With respect to developed technology and customer relationship intangible assets, the Company also evaluates the remaining useful lives annually to evaluate whether the intangible assets are impaired. For the trade name, this evaluation is performed annually or if events occur that suggest there may be an impairment loss, and involves comparing the carrying amount to the Company’s estimate of fair value. For developed technology and customer relationship intangible assets, this evaluation would be performed if events occur that suggest there may be an impairment loss. If we conclude that any of our intangible assets are impaired, we would record this as a loss on our statement of operations and as a reduction to the intangible asset. The

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company recorded amortization expense for identifiable intangibles of $122,000, $130,000, and $381,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

     Goodwill

      Goodwill represents the excess of costs over the estimated fair values of net assets acquired in connection with our acquisitions of the medical treadmill manufacturing line in 2002 and Spacelabs Burdick, Inc. in 2003, which, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” are not being amortized. Also in accordance with SFAS No. 142, the Company tests goodwill for impairment at the reporting unit level on an annual basis and between annual tests in certain circumstances. On the date of the Spacelabs Burdick acquisition, the Company determined that it had three reporting units, consisting of the Burdick line of products, the Quinton line of products and the Shanghai-Burdick joint venture, all of which operate in the diagnostic cardiology market and have similar operating and economic characteristics. As of the beginning of the fourth quarter of 2003, the Company decided to reorganize its reporting units and consolidate the Quinton and Burdick reporting units into one reporting unit. This was driven by the Company’s decision to consolidate its manufacturing operations into one facility in Deerfield, Wisconsin. After the consolidation of the manufacturing operations, the Company will manufacture its products under both the Quinton and the Burdick brands in one facility. The Shanghai-Burdick joint venture will remain as a separate reporting unit.

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

     Income Taxes

      Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

     Revenue Recognition

      The Company’s revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” and the Emerging Issues Task Force consensus on Issue No. 00-21, “Revenue arrangements with Multiple Deliverables”. In addition, to the extent revenues are allocated to software elements, AICPA Statement of Position 97-2, “Software Revenue Recognition” as amended by AICPA Statement of Position 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.”

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenue from sales of systems is generally recognized when title transfers to the customer, typically upon shipment. The Company recognizes revenue on sales of systems made to distributors when the product is shipped to its distributors and all significant obligations of the Company have been satisfied. In making a determination of whether significant obligations have been met, the Company evaluates any installation or integration obligations to determine whether those obligations are inconsequential or perfunctory. In cases where the remaining installation or integration obligation is determined to be inconsequential or perfunctory, the Company defers the portion of revenue associated with the fair value of the installation and integration obligation until these services have been completed. Distributors do not have price protection and generally do not have product return rights, except in limited cases upon termination of the distributor agreement. With respect to software revenue, the fair value of undelivered software is deferred and the residual fair value of delivered software is recognized. Revenue from software implementation services is recognized as the services are provided. The Company occasionally sells software and hardware upgrades. With respect to software upgrades, the fair value of undelivered software upgrades is deferred and recognized upon delivery of the specified upgrades. With respect to hardware upgrades, the Company recognizes revenue when the hardware is shipped.

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

      Freight charges billed to customers and included in revenue were $1,236,000, $1,585,000 and $1,473,000 in 2001, 2002 and 2003, respectively. The associated expense is classified within cost of revenues in the accompanying consolidated statements of operations.

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

     Export Sales

      For the years ended December 31, 2001, 2002 and 2003, export sales were 8%, 6% and 8%, respectively, of total revenues. Export sales are denominated in U.S. dollars. Accordingly, the Company did not incur any foreign currency transaction gains or losses.

     Foreign Currency Translation

      The functional currency of our Shanghai-Burdick joint venture is the Chinese Renminbi. The Company translated assets and liabilities related to this operation to U.S. dollars at the exchange rate in effect at the date of the consolidated balance sheet. The Company converted revenues and expenses into U.S. dollars using the average monthly exchange rates. The rate of exchange between the Chinese Renminbi and the U.S. dollar did not change during 2003. Accordingly, the Company did not incur any foreign currency translation adjustments in 2003.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Advertising Costs

      The cost of advertising is expensed as incurred. During the years ended December 31, 2001, 2002 and 2003, the Company incurred advertising expenses of $110,000, $114,000 and $199,000, respectively.

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

     Accounting for Stock-Based Compensation

      The Company has elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force consensus on Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had compensation cost been determined based on the fair value of all option awards at the grant dates during 2001, 2002 and 2003, consistent with the provisions of SFAS 123, the Company’s reported net loss would have been the pro forma amounts indicated below (amounts in thousands except per share amounts):

	2001	2002	2003

Net loss — as reported	$(7,989)	$(1,355)	$(1,783)
Add back: Stock-based employee compensation expense included in reported loss, net of related tax effects	42	111	74
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(153)	(476)	(1,286)

Net loss — pro forma	$(8,100)	$(1,720)	$(2,995)

Net loss per share — as reported	$(12.69)	$(0.17)	$(0.15)
Net loss per share — pro forma	$(12.86)	$(0.22)	$(0.25)

      The fair value of each employee option grant is established on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates ranging from 3.5% to 5.0%; volatility of zero, 90% and 85% in 2001, 2002 and 2003, respectively; zero dividend yield; and five to seven year expected life from grant date. The weighted-average fair value of options granted in 2001, 2002 and 2003 was $3.30, $5.49 and $5.08, respectively.

      The weighted average fair value of each employee stock purchase right under the Company’s 2002 Employee Stock Purchase Plan was $1.93 in 2003. The following assumptions were used in The Black-Scholes option-pricing model to perform the calculation in 2003: risk-free interest rate of 2.0%; volatility of 85%; zero dividend yield; and 0.75 year expected life from grant date.

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

      The following table sets forth the computation of basic and diluted weighted average common shares outstanding for the periods ended December 31:

	2001	2002	2003

Weighted average common shares outstanding	718,817	7,895,814	12,147,720
Less: weighted average shares subject to repurchase	(89,170)	(8,155)	—

Denominator for basic and diluted earnings per share calculations	629,647	7,887,659	12,147,720

      For the years ended December 31, 2001, 2002 and 2003, 7,965,245, 1,490,784 and 1,835,067, respectively, shares of common stock subject to repurchase, stock options, warrants and common stock issuable upon conversion of outstanding preferred stock were excluded from the computation of diluted loss per share, as

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their impact was antidilutive. If the Company had reported net income, the calculation of earnings per share would have included the dilutive effect of these common stock equivalents using the treasury stock and if converted methods.

     Concentrations

      The Company’s two largest vendors accounted for 12% and 10% of the Company’s purchases for the year ended December 31, 2003. The Company’s largest vendor accounted for 17% and 17% of the Company’s purchases for the years ended December 31, 2001 and 2002, respectively. Although products are available from other sources, this vendor’s inability or unwillingness to supply products in a timely manner or on terms acceptable to the Company could adversely affect the Company’s ability to meet customers’ demands.

      The Company’s largest customer accounted for 14% of the Company’s revenues for the year ended December 31, 2003. For the years ended December 31, 2001 and 2002, there were no customers that accounted for greater than 10% of the Company’s revenues.

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

	2001	2002	2003

Domestic	$39,624	$43,702	$77,909
Other International	3,250	2,794	6,487

Total	$42,874	$46,496	$84,396

     Recent Accounting Pronouncements

      In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables” with respect to determining when and how to allocate revenue from sales with multiple deliverables. The EITF 00-21 consensus provides a framework for determining when and how to allocate revenue from sales with multiple deliverables based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted this consensus during the three-month period ended September 30, 2003. The adoption of this consensus resulted in the Company deferring approximately $116,000 of revenues for the year ending December 31, 2003, which represented the value of installation obligations associated with the sales of our systems.

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company adopted this statement at the beginning of the three-month period ended September 30, 2003. While the

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adoption of this standard did not have a material impact on the Company’s consolidated financial statements as a whole, Note 3 contains additional disclosures as required by the standard.

      In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This interpretation addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R requires that calendar year-end public companies apply the unmodified or revised provisions of FIN 46 to entities previously considered special purpose entities in the reporting period ended December 31, 2003. The interpretation is applicable to all other entities not previously considered special purpose entities in the quarter ending March 31, 2004. The adoption of FIN 46R did not have a material effect on the Company’s consolidated financial statements as a whole. Further, the Company does not anticipate that the adoption in 2004 as it relates to non-special purpose entities will have an impact on the Company’s consolidated financial statements as a whole.

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

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Inventories included an adjustment to Burdick’s historical cost to increase finished goods to fair market value less expected disposal costs and selling margin. This adjustment resulted in a valuation of inventory of $300,000 in excess of Burdick’s historical cost. This increase in the inventory valuation was charged to cost of revenues in the three-month period ended March 31, 2003, as the associated inventories were sold in the normal course of business.

      Acquired in-process research and development relates to two product development projects underway at the time of the acquisition. Neither project had received required regulatory approvals at the acquisition date, and each project had risks associated with achieving desired functionality and market acceptance. The value assigned to in-process research and development was determined using a discounted cash flow method applied to expected cash flows over a 15 year period commencing in 2003. In discounting expected future cash flows, the Company used an annual discount rate of 16%, which management believes is an appropriate risk adjusted rate given the nature of the projects, the remaining project risks and the uncertainty of the future cash flows.

      The first of the two projects, representing 87% of the total value of acquired in-process research and development, related to a new resting ECG monitor. This project was approximately 70% complete at the date of acquisition and was subsequently completed and the related product (the Atria 3000) was released, as expected, at the end of the first quarter of 2003. Margins on this product are expected to be in line with the Company’s historical margins. Costs to complete this project were expensed in the three-month period ended March 31, 2003.

      The second of the two projects, representing 13% of the total value of acquired in-process research and development related to a product for the detection and preprocessing of low-level electrical signals generated by the heart. This project was approximately 50% complete at the date of acquisition. Management has assigned a low priority to this project and decided to postpone further development indefinitely, although the underlying technology may have application to other projects that the Company may pursue in the future. In the opinion of management, the indefinite postponement of further development of this project will not materially adversely affect the overall return on investment relating to the Burdick acquisition.

      All of the acquired in process research and development was written off during the first quarter of 2003, resulting in a charge to operating expenses of $1,290,000.

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

      Goodwill in the amount of $9,027,000 represents the excess of the net purchase price over the fair value of the assets and liabilities acquired. Goodwill recorded in the Burdick acquisition relates to the long-standing nature of Burdick’s business, its substantial market share, its complementary fit with Quinton’s pre-existing business, and management’s expectations relating to future operating synergies and cost efficiencies that can be realized as a result of operating the businesses on a combined basis.

      A deferred income tax liability was recorded related to the trade name and other intangible assets, which have no tax basis. Because of the indefinite life of the trade name, the associated deferred tax liability has not been used to reduce the valuation allowance against existing deferred income tax assets.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following unaudited pro forma data summarizes the results of operations for the year ended December 31, 2002 as if the Burdick acquisition had been completed on January 1, 2002. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of depreciation of machinery and equipment, amortization of identified intangible assets and interest on cash balances. (in thousands, except per share amounts)

Year Ended
December 31, 2002

Revenues	$85,492
Net loss	$(6,361)
Net loss per share – basic and diluted	$(0.81)

          Minority Interest

      As part of the acquisition of Burdick, the Company acquired 56% ownership of Shanghai Burdick Medical Instrument Co., LTD. (“Shanghai-Burdick”). The Shanghai-Burdick joint venture has a limited life of thirty years, terminating in 2030. If the joint venture is terminated, the Company would be required to liquidate the net assets of the joint venture and distribute proceeds to the partners. Assuming the joint venture were to have been terminated effective December 31, 2003, the Company estimates that such net proceeds would approximate the carrying value of the minority interest recorded in the accompanying consolidated balance sheet, which was $198,000 at December 31, 2003.

4.     Consolidation of Manufacturing Operations

      During the third quarter of 2003, the Company announced plans to consolidate its Deerfield, Wisconsin and Bothell, Washington manufacturing and production activities to its Deerfield location. As a result of the related transition activities, the Company recognized certain charges relating to severance and other consolidation related activities of approximately $1,418,000 during the year ended December 31, 2003. The Company completed this consolidation by the end of 2003.

      Changes in the Company’s accrued liabilities for the year ended December 31, 2003 related to the consolidation of manufacturing operations were as follows (amounts in thousands):

Manufacturing consolidation liabilities as of December 31, 2002.	$—
Severance, employee transition and other consolidation related costs charged to systems cost of revenues	1,304
Severance and other employee transition costs charged to service cost of revenues	114
Costs paid during the period	(1,094)

Manufacturing consolidation liabilities as of December 31, 2003.	$324

5.     Sale of Hemodynamic Monitoring Product Line

      On October 21, 2003, the Company sold its hemodynamic monitoring product line. As consideration, the Company received $1,000,000 in cash on October 21, 2003 and a note receivable for $750,000, due October 21, 2004. The buyer may pay additional contingent consideration of up to $1,500,000 based on future sales of the buyer’s products to our previous hemodynamic products customers.

      Based on the Company’s post-closing transition responsibilities, which extend into the second quarter of 2004, the Company has deferred the recognition of any gain on the transaction until its transition responsibilities are fulfilled. After the Company transfers inventory and other assets associated with this line, having an aggregate value of approximately $600,000, to the buyer, and write-off of goodwill associated with this

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

line of approximately $270,000, the Company expects to recognize a gain in the second quarter of 2004 of between $600,000 and $700,000 on the transaction, excluding the effect of any contingent consideration.

      Contingent consideration received during the period in which the Company is filling its post-closing transitional obligations will be deferred until these obligations are fulfilled. Contingent consideration received after this period will be recognized as income in the period in which it is earned.

6.     Discontinued Operations

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

      In 2001, in connection with a bankruptcy declaration by StairMaster, the assets of StairMaster were acquired by an unrelated third party. As a result of StairMaster’s bankruptcy and the subsequent acquisition of its assets, the Company recognized a loss of $1,106,000 related to the StairMaster Note and related accrued interest. Also, in 2001 the Company recognized a loss of $831,000 resulting from a contingency that existed at the date of the sale to StairMaster, related to a sublease agreement between the Company and StairMaster. The sublease agreement originally extended through 2003, but was amended to expire at December 31, 2002 as a result of the bankruptcy proceedings. This amount was recorded within discontinued operations for the year ended December 31, 2001.

7.     Inventories

      Inventories are comprised of the following as of December 31 (amounts in thousands):

	2002	2003

Raw materials	$3,433	$9,708
Work in progress	984	—
Finished goods	3,045	2,982

Total inventories	$7,462	$12,690

8.     Machinery and Equipment

      Machinery and equipment includes the following as of December 31 (amounts in thousands):

	Depreciable
	Lives	2002	2003

Equipment	(2-14 years)	$6,475	$8,051
Furniture and fixtures	(3-13 years)	613	988
Leasehold improvements	(2-6 years)	804	955

Subtotal		7,892	9,994
Less: Accumulated depreciation and amortization		(4,382)	(5,076)

Net machinery and equipment		$3,510	$4,918

      During the years ended December 31, 2001, 2002 and 2003, the Company recorded depreciation and amortization expense of $1,026,000, $1,067,000 and $1,477,000, respectively, relating to machinery and equipment.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Intangible Assets

      The gross carrying amount and accumulated amortization of the Company’s amortized intangible assets were $3,220,000 and $948,000, respectively, at December 31, 2003 and have a weighted-average amortization period of 7.9 years. The Company recorded amortization expense of $381,000 for the year ended December 31, 2003 relating to these intangible assets. The carrying amount of the Company’s intangible asset with an indefinite life was $3,400,000 at December 31, 2003, and, accordingly, does not amortize this asset.

      At December 31, 2002, the gross carrying amount and accumulated amortization of the Company’s amortized intangible assets were $960,000 and $567,000, respectively, and had a weighted-average amortization period of 5.5 years. The Company recorded amortization expense of $130,000 for the year ended December 31, 2003 relating to these intangible assets.

      The Company’s estimated amortization expense for the next five years is summarized as follows (in thousands):

2004	$323
2005	$323
2006	$323
2007	$310
2008	$273
Thereafter	$720

10.     Goodwill

      On October 1, 2002, the Company acquired the medical treadmill manufacturing business and related assets and technology rights from its previous supplier of these treadmills. The aggregate purchase price was $1,925,000, including $1,000,000 in cash and $925,000 in notes payable over two years. The Company recorded goodwill of $926,000 in connection with this purchase.

      On January 2, 2003, the Company purchased 100% of the stock of Spacelabs Burdick, Inc. (“Burdick”). The Company recorded goodwill of $9,027,000 in connection with this purchase. See Note 3.

11.     Accrued Liabilities and Warranty

      Accrued liabilities are comprised of the following as of December 31 (amounts in thousands):

	2002	2003

Accrued compensation and benefits	$1,564	$3,452
Accrued sales tax	196	358
Sublease liability	831	—
Deferred consideration on sale of hemodynamic monitoring business	—	1,540
Other accrued liabilities	824	1,999

Total accrued liabilities	$3,415	$7,349

      The Company’s warranty liability is summarized as follows (amounts in thousands):

		Increase	Charged to
	Beginning	through	cost of	Applied to	End of
	of Period	acquisition	revenues	liability	Period

Year Ended December 31, 2002	$1,269	$—	$762	$(942)	$1,089
Year Ended December 31, 2003	1,089	1,016	1,384	(1,430)	2,059

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Borrowings

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

      In connection with the 2003 acquisition of Spacelabs Burdick, Inc., the Company established a line of credit on December 30, 2002. Borrowings under the line of credit are currently limited to the lesser of $12,000,000 or an amount based on eligible accounts receivable and eligible inventories. Substantially all of the Company’s assets are pledged as collateral for the line of credit. This line of credit bears interest at the greater of (i) a variable rate ranging from the bank’s prime rate plus a minimum of 0.5% to a maximum of 1.5% based on a funded debt to Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) ratio, which amounted to 5.75% at December 31, 2003 or (ii) $9,000 per month. In addition, unused balances under this facility bear monthly fees equal to 0.50% per annum on the difference between the maximum credit limit and the average daily principal balance during the month. The current line of credit expires on December 30, 2004. At December 31, 2003, the Company had borrowings under this line of credit of $354,000. At December 31, 2002, the Company had no outstanding borrowings under this line of credit. As of December 31, 2003, the Company had capacity to borrow an additional $8,998,000 based on eligible accounts receivable and eligible inventory.

     Putable Warrants

      In connection with the Loan, in 1998 the Company issued warrants to purchase 123,536 shares of Series A convertible preferred stock with an exercise price of $0.01 per share which were immediately exercisable. At the holders’ option, the Company is required to make a cash payment to the holder equal to the fair market value of the shares issuable upon conversion of the warrants. Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company recorded this obligation at its fair value in the accompanying balance sheet as a liability. The liability was marked to fair value at each reporting date with the fair value representing the amount of cash payments the Company would be required to make to the holder. The change in fair value is recorded in the consolidated statements of operations as interest income or expense, putable warrants. These warrants were redeemed in 2002 and 2003 for $158,000 and $296,000, respectively. As of December 31, 2003, there were no remaining warrants outstanding.

13.     Income Taxes

      The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes.” A valuation allowance has been recorded for the net balance of the deferred tax assets as a result of uncertainties regarding realization of the asset including the lack of operating profitability to date and the uncertainty over future operating profitability. The valuation allowance increased in 2001, 2002 and 2003 by $3,136,000, $1,501,000 and $2,157,000, respectively.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets (liabilities) are comprised of the following as of December 31 (amounts in thousands):

	2002	2003

Deferred tax assets:
Net operating loss carryforward	$2,891	$4,414
Stock-based compensation	1,040	1,190
Sublease liability	283	—
Putable warrants	111	—
Research and experimentation credits	1,958	2,413
Inventory basis difference	1,406	1,857
Warranty liability	370	782
Depreciation	167	—
Deferred consideration on sale of hemodynamic monitoring business	—	820
Accrued compensation and severance	—	766
Other	703	446

Gross deferred tax assets	8,929	12,688
Valuation Allowance	(8,929)	(11,086)
Deferred tax liabilities:
Depreciation	—	(843)
Burdick intangible assets	—	(759)
Burdick trade name intangible asset	—	(1,156)
Goodwill from treadmill line acquisition	—	(24)

Gross deferred tax liabilities	—	(2,782)

Net deferred tax liability	$—	$(1,180)

      At December 31, 2003, the Company had net operating loss carryforwards of approximately $11,615,000 and $18,900,000 related to U.S. federal and state jurisdictions, respectively, and credit carryforwards totaling $2,413,000. These carryforwards expire between 2018 and 2023. Net operating loss carryforwards include $903,000 which arose from the exercise of non-qualified stock options. The tax benefit of which will be reflected as a credit to shareholders’ equity when realized. In addition, state net operating loss carryforwards include approximately $11,000,000 attributable to the acquisition of Burdick, Inc. The tax benefit of which will be reflected as a reduction in goodwill when realized. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for limitations on the utilization of net operating loss and research and experimentation credit carryforwards if the Company has undergone or were to undergo an ownership change, as defined in Section 382.

      A tax law change effected in 2002 entitled the Company to a refund of alternative minimum taxes paid in prior periods. Due to this tax law change, the Company recognized a tax benefit of $206,000 in 2002. The Company received the refund in 2003.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The benefit from (provision for) income taxes attributable to continuing operations are as follows (amounts in thousands):

	Year Ended December 31,

	2001	2002	2003

Current
Federal	$228	$206	$—
State	(23)	(14)	(38)

Total current benefit (provision)	205	192	(38)

Deferred
Federal	—	—	(21)
State	—	—	(3)

Total deferred provision	—	—	(24)

Total benefit (provision)	$205	$192	$(62)

      A reconciliation of the United States statutory rate to the effective tax rates attributable to continuing operations follows:

	Year Ended December 31,

	2001	2002	2003

Federal income tax benefit at U.S. statutory rates	34.0%	34.0%	34.0%
Alternative minimum tax	—	13.3	—
Non-deductible expenses	11.6	(2.5)	(34.7)
State income taxes, net of federal benefit	(0.2)	(1.1)	(1.3)
Increase in deferred tax valuation allowance	(42.6)	(31.5)	(0.5)

Benefit (provision) for income taxes	2.8%	12.2%	(2.5)%

14.     Commitments and Contingencies

Lease Commitments

      The Company leases its office facilities in Bothell, WA under an operating lease. This non-cancelable facility lease agreement expires on December 31, 2013 with an option to terminate in January 2009. The Company leases office, production and warehouse facilities in Deerfield, WI under an operating lease. This non-cancelable facility lease agreement expires on November 30, 2008 with two five-year renewal options. The Company also leases equipment under non-cancelable operating leases. Future minimum lease payments, assuming the option in January 2009 to terminate the Bothell lease is exercised, under non-cancelable leases totaled $5,327,000 at December 31, 2003, payable as follows (amounts in thousands):

2004	$1,090
2005	1,039
2006	1,016
2007	992
2008	950
Thereafter	240

      Net rental expense, including common area maintenance costs, during 2001, 2002 and 2003 was approximately $1,628,000, $1,643,000 and $2,253,000, respectively. For the years ended December 31, 2001

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2002, the Company received rent of approximately $805,000 and $609,000, respectively, including common area maintenance costs, from a sublease to StairMaster (see Note 6). The sublease payments were recorded as reductions of monthly rent expense.

     Other Commitments

      The Company is committed under a licensing agreement with a vendor to pay a license fee for each copy of the vendor’s software incorporated into the Company’s products, and to purchase a minimum number of licenses each year. The agreement term is five years and expires in June 2006. Minimum billings are calculated on an annual basis each June and vary from year to year. At December 31, 2003, the balance of the annual commitment is $96,000. Certain penalty provisions exist if the Company chooses to cancel this agreement prematurely. Early cancellation would require the Company to purchase 140 additional licenses from the vendor at the price of $4,000 each, payable over 12 months from notice of cancellation. If the Company cancels the agreement prematurely for the purpose of exiting participation in Holter monitoring in the U.S. marketplace, this penalty clause would be reduced to a purchase of 12 additional months of minimums from that point forward, but no less than 85 additional licenses, which under this penalty provision totals $340,000 as of December 31, 2003.

      As of December 31, 2003, the Company had purchase obligations of approximately $9,301,000 consisting of outstanding purchase orders issued in the normal course of business.

     Legal Matters

      In July 1998, the Company signed an Original Equipment Manufacturer and Distributor Agreement with Zymed, Incorporated (“Zymed”), a related party (see Note 18). This agreement provided for the purchase of certain Holter monitoring items, and appointed the Company exclusive distributor of such products in the United States and Canada for a period of five years. In the third quarter of 2000 the Company received a notice of termination of this agreement from Zymed based on the alleged inability of the parties to agree on pricing and volume requirements as set forth in the agreement. This notice of termination provided for a 180 day notice period that expired in February 2001.

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

      The Company is a defendant in various other legal matters arising in the normal course of business. In the opinion of management, the ultimate resolution of these other matters is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

15.     Shareholders’ Equity

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

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is authorized to issue a total of 10,000,000 shares of preferred stock, which includes the Series A and B convertible preferred stock that was converted to common stock during 2002. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of preferred stock.

     Common Stock

      The Company is authorized to issue a total of 65,000,000 shares of common stock.

      During 2001, 2002 and 2003, the Company issued 10,403, 91,191 and 81,883 shares of common stock, respectively, in connection with stock option exercises for total proceeds of $5,000, $60,000 and $81,000, respectively.

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

      During 2002 and 2003, the Company issued 41,323 and 83,886 shares of common stock, respectively, in connection with the Employee Stock Purchase Plan for total proceeds of $252,000 and $451,000, respectively.

      In February 2001, the Company exercised its option to repurchase 426,200 of unvested common shares from its former President and Chief Executive Officer for $93,764, the total purchase price paid by the former employee for the unvested shares.

      The following shares of common stock have been reserved for issuance as of December 31, 2003:

Outstanding stock options	1,835,067
Stock options available for future grant	442,825
Warrants to purchase common stock	—

Total common shares reserved for future issuance	2,277,892

16.     Stock Option Plan

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

      Options generally vest ratably over a three and one-half to four year period. The term of the options is for a period of ten years or less. Options generally expire 90 days after termination of employment. If participants

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise unvested options, the Company has the right to repurchase the unvested shares at the original option exercise price in the event of termination of employment. At December 31, 2002 and 2003, there were no shares of unvested common stock which were subject to repurchase by the Company according to these repurchase rights.

      The Company has also adopted a stock option grant program for non-employee directors, administered under the terms and conditions of the 2002 Plan, which became effective upon completion of the Company’s public stock offering.

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

      The following table summarizes information about option transactions:

		Weighted-
		Average
		Exercise
	Options	Price

Balance, December 31, 2000	1,170,474	1.67
Granted	121,438	2.53
Exercised	(10,403)	0.53
Canceled	(38,779)	1.08

Balance, December 31, 2001	1,242,730	1.78
Granted	336,886	8.30
Exercised	(91,191)	0.67
Canceled	(39,101)	1.69

Balance, December 31, 2002	1,449,324	3.37
Granted	517,450	6.58
Exercised	(81,883)	0.98
Canceled	(49,824)	5.48

Balance, December 31, 2003	1,835,067	$4.32

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following information is provided for options outstanding and exercisable at December 31, 2003:

	Outstanding			Exercisable

			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
Range of	Number of	Exercise	Contractual	Number of	Exercise
Exercise Prices	Options	Price	Life	Options	Price

$0.22	139,528	$0.22	4.6 years	139,528	$0.22
$0.88 - $1.87	17,041	$1.29	4.0 years	17,041	$1.29
$2.20	838,315	$2.20	6.6 years	823,408	$2.20
$3.30	26,530	$3.30	7.9 years	16,520	$3.30
$5.40	10,000	$5.40	9.2 years	7,499	$5.40
$6.00 - $6.28	336,350	$6.01	8.8 years	10,239	$6.28
$6.80 - $8.37	467,303	$8.27	8.7 years	171,680	$8.31

$0.22 - $8.37	1,835,067	$4.32	7.4 years	1,185,915	$2.91

      At December 31, 2001 and 2002, the Company had 943,162 and 1,067,642 options exercisable, respectively, with a weighted-average exercise price of $1.63 and $2.33, respectively.

      Under APB 25, no compensation expense is recognized for options awarded to employees if the exercise price of the option equals the fair market value of the underlying stock on the grant date. Deferred stock-based compensation is recorded when the exercise price of an option or the sales price of the restricted stock is lower than the fair market value of the underlying common stock on the date of grant. The Company is amortizing the deferred stock-based compensation over the vesting period of the underlying options, which is typically three and a half years. Amortization of deferred stock-based compensation to employees was approximately $42,000, $111,000 and $74,000 for the years ended December 31, 2001, 2002 and 2003, respectively. Compensation expense is decreased in the period of forfeiture by any recognized but unvested compensation upon the early termination of an option holder’s services.

      During the year ended December 31, 2000, the Company granted 391,363 stock options to the Company’s non-employee Chief Executive Officer. The options were scheduled to vest over a three and a half year period. The original terms required that the individual continue his consulting relationship with the Company in order to continue vesting. These options were accounted for in accordance with the provisions of SFAS 123 and EITF 96-18. Accordingly, using the Black-Scholes option pricing model and assuming a term of 10 years, a risk-free interest rate of 5.2% and expected volatility of 70.0%, the options were marked to fair value at each reporting period through charges to stock-based compensation in the statements of operations. Effective December 31, 2001, the individual became an employee of the Company. Additionally, on that date the individual’s remaining unvested options were accelerated and became fully vested. Accordingly, $2,622,000 was recognized in stock-based compensation expense related to these options for the year ended December 31, 2001.

17.     Employee Benefit Plans

      The Company is the sponsor of the Quinton Inc 401(k) Plan and Trust (the “401(k) Plan”), which was established in August 1998. The 401(k) Plan covers all employees of Quinton Inc. who are at least 21 years of age. The 401(k) Plan includes a provision for an employee deferral of up to 16% of compensation and a discretionary employer match determined by the Board. The Company made matching contributions of approximately $288,000, $306,000 and $331,000 for the years ended December 31, 2001, 2002 and 2003, respectively. At December 31, 2002 and 2003, the Company had accrued $64,000 and $48,000 for matching plan contributions, respectively.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As part of the acquisition of Burdick on January 2, 2003, the Company became the sponsor of the Spacelabs Burdick, Inc. Savings Plan (“Burdick Plan”). The Burdick Plan covers all employees of Spacelabs Burdick, Inc. The Burdick Plan includes a provision for an employee deferral of up to 16% of compensation and a discretionary employer match determined by the Board. The Company made matching contributions of approximately $68,000 for the year ended December 31, 2003. At December 31, 2003, the Company did not have an accrual for matching plan contributions.

18.     Related Party Transactions

      The Company’s transactions with related parties included in the consolidated financial statements are as follows:

     WR Hambrecht+Co

      WR Hambrecht+Co is a member of W.R. Hambrecht/QIC, LLC, which owned 81% of the Series A convertible preferred stock prior to conversion to common stock in 2002. William R. Hambrecht is an executive of WR Hambrecht+Co and was one of the Company’s directors at the time of the stock conversion in 2002.

      WR Hambrecht+Co beneficially held more than five percent of the outstanding shares of StairMaster. During the years ended December 31, 2001, 2002, and 2003, the Company paid StairMaster $2,610,000, $2,338,000, and $0, respectively, for treadmills and related components that StairMaster supplied to the Company.

     Philips/Agilent/Zymed

      Agilent, a former owner of 19.0% of the Series A convertible preferred stock prior to conversion to common stock in 2002, sold its shares to Philips Electronics North America Corporation (“Philips”) in August 2001. The Company has a royalty agreement with Agilent. For the years ended December 31, 2001, 2002 and 2003, the Company paid approximately $5,000, $5,000 and $3,000, respectively, in royalties related to this agreement.

      During the year ended December 31, 2000, Agilent acquired Zymed, which was a member of W.R. Hambrecht/ QIC, LLC. The Company has a software development and license agreement with Zymed. The agreement requires the Company to pay royalties to Zymed related to a non-exclusive software package license. For the year ended December 31, 2002 and 2003, the Company paid royalties of $13,000 and $6,000, respectively, related to this agreement. The Company had a royalty liability of $9,000 and $21,000 at December 31, 2002 and 2003, respectively, related to this agreement.

      For the years ended December 31, 2001, 2002 and 2003, the Company purchased approximately $1,079,000, $94,000 and $128,000, respectively, of inventory from Philips, Agilent and Zymed, collectively. For the years ended December 31, 2001, 2002 and 2003, the Company recorded revenues of approximately $50,000, $69,000 and $63,000, respectively, from Philips, Agilent, and Zymed, collectively.

     ScImage

      The Company owns an investment in ScImage, representing a 3% preferred ownership interest, a privately held company, which is accounted for using the cost method. The Company earns commissions from the sale of ScImage’s products. For the years ended December 31, 2001, 2002 and 2003, the Company recorded commissions from ScImage of $77,000, $0 and $0, respectively.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.     Valuation and Qualifying Accounts

      A summary of the activity in the allowance for doubtful accounts follows (amounts in thousands):

			Expenses		Balance —
	Beginning	Burdick	and		End of
	of Period	Acquisition	Adjustments	Write-offs	Period

Year Ended December 31, 2001	$674	$—	$120	$409	$385
Year Ended December 31, 2002	$385	$—	$160	$147	$398
Year Ended December 31, 2003	$398	$234	$213	$182	$663

      A summary of the activity in the sublease liability follows (amounts in thousands):

		Expenses		Balance —
	Beginning	and	Applied to	End of
	of Period	Adjustments	Liability	Period

Year Ended December 31, 2001	$—	$831	$—	$831
Year Ended December 31, 2002	$831	$—	$—	$831
Year Ended December 31, 2003	$831	$—	$(831)	$—

20.     Reverse Stock Split

      Effective March 29, 2002, the Company’s Board of Directors approved a 1 to 2.2 reverse stock split of the Company’s common stock. All common shares and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect the reverse stock split.