Form 10-Q
period 2004-03-31
QUINTON CARDIOLOGY SYSTEMS INC
filed 2004-04-27
CIK 1166409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-49755

QUINTON CARDIOLOGY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	94-3300396 (IRS Employer Identification No.)

3303 Monte Villa Parkway
Bothell, Washington 98021
(Address of principal executive offices)

(425) 402-2000
(Registrant’s telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

     The number of shares outstanding of the registrant’s common stock as of April 15, 2004 was 12,285,659.

PART I — FINANCIAL INFORMATION	3
Item 1. Unaudited Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
PART II — OTHER INFORMATION	25
Item 1. Legal Proceedings	25
Item 2. Changes in Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securites	25
Item 4. Submission of Matters to a Vote of Security Holders	25
Item 5. Other Information	25
Item 6. Exhibits and Reports on Form 8-K	25
SIGNATURE	27
EXHIBIT 10.28
EXHIBIT 10.29
EXHIBIT 10.30
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 10.33
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	March 31,
	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$185	$163
Accounts receivable, net of allowance for doubtful accounts	12,480	12,412
Inventories	12,690	12,784
Prepaid expenses and other current assets	1,419	1,409

Total current assets	26,774	26,768
Machinery and equipment, net of accumulated depreciation and amortization	4,918	4,649
Intangible assets, net of accumulated amortization	5,672	5,861
Investment in unconsolidated entity	1,000	1,000
Goodwill	9,953	9,953

Total assets	$48,317	$48,231

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$354	$923
Current portion of long term debt	363	272
Accounts payable	6,183	5,818
Accrued liabilities	7,349	5,965
Warranty liability	2,059	2,035
Deferred revenue	4,499	4,391

Total current liabilities	20,807	19,404
Deferred tax liability	1,180	1,185

Total liabilities	21,987	20,589

Minority interest in consolidated entity	198	178
Shareholders’ Equity:
Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares outstanding in 2003 or 2004	—	—
Common stock (65,000,000 shares authorized), $0.001 par value, 12,214,905 and 12,281,401 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	45,617	45,843
Deferred stock-based compensation	(106)	(88)
Accumulated deficit	(19,379)	(18,291)

Total shareholders’ equity	26,132	27,464

Total liabilities and shareholders’ equity	$48,317	$48,231

The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months Ended
	March 31,
	2003	2004
Revenues:
Systems	$16,957	$18,526
Service	3,326	3,126

Total revenues	20,283	21,652

Cost of Revenues:
Systems	10,652	10,275
Service	1,787	1,925

Total cost of revenues	12,439	12,200

Gross profit	7,844	9,452

Operating Expenses:
Research and development	2,087	1,831
Write off of purchased in-process research and development projects	1,290	—
Sales and marketing	4,326	4,371
General and administrative, excluding stock-based compensation expense	2,027	2,088
Stock-based compensation	18	18

Total operating expenses	9,748	8,308

Operating income (loss)	(1,904)	1,144

Other Income (Expense):
Interest income	1	5
Interest expense	(76)	(46)
Interest income, putable warrants	95	—
Other income, net	4	—

Total other income (expense)	24	(41)

Income (loss) before income taxes and minority interest in consolidated entity	(1,880)	1,103
Income tax provision	—	(35)

Income (loss) before minority interest in consolidated entity	(1,880)	1,068
Minority interest in loss of consolidated entity	21	20

Net income (loss)	$(1,859)	$1,088

Net income (loss) per share – basic	$(0.15)	$0.09

Net income (loss) per share – diluted	$(0.15)	$0.08

Weighted average shares outstanding – basic	12,093,777	12,244,515

Weighted average shares outstanding – diluted	12,093,777	13,187,087

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	Three Months Ended
	March 31,
	2003	2004
Operating Activities:
Net income (loss)	$(1,859)	$1,088
Adjustments to reconcile net income (loss) to net cash used in operating activities–
Depreciation and amortization	497	386
Write off of purchased in-process research and development	1,290	—
Amortization of deferred stock-based compensation	18	18
Interest income, putable warrants	(95)	—
Deferred taxes	—	5
Minority interest in loss of consolidated entity	(21)	(20)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	614	68
Inventories	486	(94)
Prepaid expenses and other current assets	(20)	10
Accounts payable	(1,534)	(365)
Accrued liabilities	(208)	(1,529)
Warranty liability	47	(24)
Deferred revenue	(193)	(108)

Net cash used in operating activities	(978)	(565)

Investing Activities:
Purchases of machinery and equipment	(435)	(36)
Purchase of technology	—	(125)
Proceeds from sale of machinery and equipment	35	—
Purchase of Burdick, Inc., net of cash acquired	(21,549)	—

Net cash used in investing activities	(21,949)	(161)

Financing Activities:
Borrowings on bank line of credit, net	4,329	569
Payments of long term debt	(91)	(91)
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	44	226

Net cash from financing activities	4,282	704

Net change in cash and cash equivalents	(18,645)	(22)
Cash and cash equivalents, beginning of period	19,382	185

Cash and cash equivalents, end of period	$737	$163

Supplemental disclosure of cash flow information:
Cash paid for interest	$57	$47
Supplemental disclosure of noncash investing and financing activities:
Note issued in connection with purchase of technology	$—	$125

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

     Quinton Cardiology Systems, Inc. (“QCS”) is a Delaware corporation. QCS and its subsidiaries, Quinton Cardiology, Inc. (“Quinton”) and Burdick, Inc. (“Burdick”) and its majority owned Shanghai-Burdick joint venture are referred to herein as the Company. The Company develops, manufactures, markets and services a family of advanced cardiology products used in the diagnosis, monitoring and management of patients with heart disease.

2. Summary of Significant Accounting Policies

     Basis of Presentation

     The condensed financial statements present the Company on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. The condensed consolidated balance sheet dated March 31, 2004, the condensed consolidated statements of operations for the three-month periods ended March 31, 2003 and 2004 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2003 and 2004 have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The notes to the audited consolidated financial statements included in the Company’s annual report on form 10-K for the fiscal year ended December 31, 2003 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company for the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.

     Use of Estimates

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. These estimates include but are not limited to estimates affecting revenues and estimates assessing the collectability of accounts receivable, the salability and recoverability of inventory, the adequacy of warranty liabilities, the realizability of investments, the realization of deferred tax assets and the useful lives of tangible and intangible assets. The market for the Company’s products is characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future realizability of the Company’s assets. The Company reviews estimates and assumptions periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

     Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables” with respect to determining when and how to allocate revenue from sales with multiple deliverables. The EITF 00-21 consensus provides a framework for determining when and how to allocate revenue from sales with multiple deliverables based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted this consensus during the three-month period ended

September 30, 2003. The adoption of this consensus resulted in the Company deferring revenues representing the value of installation obligations associated with the sales of our systems. During the three-month period ended March 31, 2004, this deferral increased approximately $125,000 to $241,000.

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

     In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This interpretation addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R requires that calendar year-end public companies apply the unmodified or revised provisions of FIN 46 to entities previously considered special purpose entities in the reporting period ended December 31, 2003. The interpretation is applicable to all other entities not previously considered special purpose entities in the quarter ending March 31, 2004. The adoption of FIN 46R did not have a material effect on the Company’s consolidated financial statements as a whole. Further, the adoption in 2004 as it relates to non-special purpose entities did not have an impact on the Company’s consolidated financial statements as a whole.

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

     The following table sets forth the computation of basic and diluted weighted average common shares outstanding for the three-month periods ended March 31, 2003 and 2004:

	Three months ended
	March 31,
	2003	2004
Shares (denominator):
Weighted average common shares for basic calculation	12,093,777	12,244,515
Incremental shares from employee stock options	—	942,572

Weighted average shares for diluted calculation	12,093,777	13,187,087

     For the three-month period ended March 31, 2003, 1,802,435 stock options and warrants were excluded from the computation of diluted loss per share as their impact was antidilutive. If the Company had reported net income during the three-month period ended March 31, 2003, the calculation of earnings per share would have included the dilutive effect of these potential common             shares using the treasury stock method. For the three-month period ended March 31, 2004, 25,000 stock options were excluded from the computation of diluted income per share as their impact was antidilutive.

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

     Had compensation cost been determined based on the fair value of the option awards at the grant dates during the three-month periods ended March 31, 2003 and 2004, consistent with the provisions of SFAS 123, the Company’s reported net income (loss) would have been the pro forma amounts indicated below (amounts in thousands except per share amounts):

	Three months ended
	March 31,
	2003	2004
Net income (loss) – as reported	$(1,859)	$1,088
Add back: Total stock-based employee compensation expense included in reported income (loss), net of related tax effects	18	18
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(256)	(422)

Net income (loss) – pro forma	$(2,097)	$684

Net income (loss) per share – as reported – basic	$(0.15)	$0.09
Net income (loss) per share – as reported – diluted	$(0.15)	$0.08
Net income (loss) per share – pro forma – basic	$(0.17)	$0.06
Net income (loss) per share – pro forma – diluted	$(0.17)	$0.05

     The fair value of each employee option grant is established on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during 2003 and 2004: zero dividend yield; risk-free interest rate of 3.5% and 3.7%, respectively; volatility of 85% and 70%, respectively; and expected lives of seven years. The weighted-average fair value of options granted in 2003 and 2004 was $4.62 and $6.43, respectively.

     The weighted average fair value of each employee stock purchase right under the Company’s 2002 Employee Stock Purchase Plan was $1.93 in 2003 and $2.54 in 2004. The following assumptions were used in the Black-Scholes option-pricing model to perform the calculation in 2003 and 2004: zero dividend yield; risk-free interest rate of 2.0%; volatility ranging from 70% to 85%; and expected lives from grant date of 0.75 years and 0.5 years, respectively.

     Goodwill

     Goodwill represents the excess of costs over the estimated fair values of net assets acquired in connection with our acquisitions of the medical treadmill manufacturing line in 2002 and Burdick, Inc. in 2003, which, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” is not being amortized. Also in accordance with SFAS No. 142, the Company tests goodwill for impairment at the reporting unit level on an annual basis and between annual tests in certain circumstances. The Company has determined that it has two reporting units, consisting of the Quinton Cardiology reporting unit and the Shanghai-Burdick joint venture reporting unit.

     SFAS No. 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the goodwill impairment test used to quantify impairment is unnecessary. Management has estimated that the fair values of the Company’s reporting units to which goodwill has been allocated exceed their carrying amounts, and as a result, the second step of the impairment test, which would compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill, was unnecessary for the periods presented.

Intangible Assets

     The Company’s intangible assets are comprised primarily of a trade name, developed technology and customer relationships, most of which were acquired in our acquisition of Burdick. Company management uses judgment to estimate the fair value of each of these intangible assets. The judgment about fair value is based on expectations of future cash flows and an appropriate discount rate. Company management also uses judgment to estimate the useful lives of each intangible asset. The Company believes the Burdick trade name has an indefinite life, and accordingly does not amortize the trade name. The Company evaluates this conclusion annually and makes a judgment about whether there are factors that would limit the ability to benefit from the trade name in the future. If there were such factors, the Company would start amortizing the trade name. The Company also tests the indefinite life trade name intangible asset for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. With respect to developed technology and customer relationship intangible assets, the Company also evaluates the remaining useful lives annually to evaluate whether the intangible assets are impaired. For the trade name, this evaluation is performed annually or if events occur that suggest there may be an impairment loss, and involves comparing the carrying amount to the Company’s estimate of fair value. For developed technology and customer relationship intangible assets, this evaluation would be performed if events occur that suggest there may be an impairment loss. If we conclude that any of our intangible assets are impaired, we would record this as a loss on our statement of operations and as a reduction to the intangible asset. The Company recorded amortization expense for identifiable intangibles of $114,000 and $81,000 for the three-month periods ended March 31, 2003 and 2004, respectively.

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

3. Acquisition of Burdick, Inc.

     On January 2, 2003, the Company purchased 100% of the stock of Burdick. The consolidated financial statements include Burdick’s results since January 2, 2003.

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

     In-process research and development relates to two product development projects underway at the time of the acquisition. Neither project had received required regulatory approvals at the acquisition date, and each project had risks associated with achieving desired functionality and market acceptance. The value assigned to in-process research and development was determined using a discounted cash flow method applied to expected cash flows over a 15-year period commencing in 2003. In discounting expected future cash flows, the Company used an annual discount rate of 16%, which management believed to be an appropriate risk adjusted rate given the nature of the projects, the project risks remaining at the time of acquisition and the uncertainty of the future cash flows.

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

     The second of the two projects, representing 13% of the total value of acquired in-process research and development relates to a product for the detection and preprocessing of low-level electrical signals generated by the heart. This project was approximately 50% complete at the date of acquisition. Management assigned a low priority to this project and decided to postpone further development indefinitely, although the underlying technology may have application to other projects that the Company may pursue in the future. In the opinion of management, the indefinite postponement of further development of this project will not materially adversely affect the overall return on investment relating to the Burdick acquisition.

     All of the acquired in process research and development was written off during the three-month period ended March 31, 2003, resulting in a charge to operating expenses of $1,290,000.

     Intangible assets consist of the Burdick trade name of $3,400,000, developed technology of $860,000 and distributor relationships of $1,400,000, which were valued based on discounted cash flow methods applied to the estimated future cash flows attributable to the respective assets. The trade name was determined, by management, to have an indefinite useful life. Developed technology was assigned a seven year useful life, based on the estimated remaining economic life of the related products. Distributor relationships relate to long-standing contractual relationships with an extensive network of independent distributors, which represented the exclusive channel through which Burdick sold its products. The economic life of the distributor relationships has been determined to be 10 years, based on historical turnover experience and in consideration of the long standing and stable nature of these relationships.

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

     Minority Interest

     As part of the acquisition of Burdick, the Company acquired 56% ownership of Shanghai Burdick Medical Instrument Co., LTD. (“Shanghai-Burdick”). The Shanghai-Burdick joint venture has a limited life of thirty years, terminating in 2030. If the joint venture is terminated, the Company would be required to liquidate the net assets of the joint venture and distribute proceeds to the partners. Assuming the joint venture were to have been terminated effective March 31, 2004, the Company estimates that such net proceeds would approximate the carrying value of the minority interest recorded in the accompanying consolidated balance sheet, which was $178,000 at March 31, 2004.

4. Consolidation of Manufacturing Operations

     During the third quarter of 2003, the Company announced plans to consolidate its Deerfield, Wisconsin and Bothell, Washington manufacturing and production activities to its Deerfield location. As a result of the related transition activities, the Company recognized certain charges relating to severance and other consolidation related activities of approximately $1,418,000 during the third and fourth quarters of 2003. The Company completed this consolidation by the end of 2003.

     Changes in the Company’s accrued liabilities for the three-month period ended March 31, 2004 related to the consolidation of manufacturing operations were as follows (amounts in thousands):

Manufacturing consolidation liabilities as of December 31, 2003	$324
Costs paid during the period	(251)

Manufacturing consolidation liabilities as of March 31, 2004	$73

5. Inventories

     Inventories were valued at the lower of cost, on an average cost basis, or market and were comprised of the following (amounts in thousands):

	December 31,	March 31,
	2003	2004
Raw materials	$9,708	$9,080
Finished goods	2,982	3,704

Total inventories	$12,690	$12,784

6. Borrowings

     In connection with the 2003 acquisition of Burdick, the Company established a line of credit on December 30, 2002. Borrowings under the line of credit are currently limited to the lesser of $12,000,000 or an amount based on eligible accounts receivable and eligible inventories. Substantially all of the Company’s assets are pledged as collateral for the line of credit. This line of credit bears interest at the greater of (i) a variable rate ranging from the bank’s prime rate plus a minimum of 0.5% to a maximum of 1.5% based on a funded debt to Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) ratio, which amounted to 4.75% at March 31, 2004, or (ii) $9,000 per month. In addition, unused balances under this facility bear monthly fees equal to 0.50% per annum on the difference between the maximum credit limit and the average daily principal balance during the month. The current line of credit expires on December 30, 2004. At March 31, 2004, the Company had borrowings under this line of credit of $923,000 and had capacity to borrow an additional $7,485,000 based on eligible accounts receivable and eligible inventory.

7. Putable Warrants

     In connection with a loan in 1998, the Company issued warrants to purchase 123,536 shares of Series A convertible preferred stock with an exercise price of $0.01 per share that were immediately exercisable. Upon completion of the initial public offering in 2002, the conversion rights associated with the Company’s Series A convertible preferred stock resulted in the warrants being exercisable for 63,092 shares of common stock at an exercise price equal to $0.02 per share. At the holders’ option, the Company was required to make a cash payment to the holder equal to the fair value of the shares issuable upon exercise of the warrants. On July 22,

2002, a holder of 21,632 putable warrants exercised a put option for cash when the fair value of the shares was approximately $158,000. On May 21, 2003, the holder of the remaining 41,460 putable warrants exercised a put option for cash when the fair value of the shares was approximately $296,000. Changes in the fair value of this liability are recorded in the statements of operations as interest income (expense), putable warrants. There were no warrants outstanding as of March 31, 2004.

8. Warranty Liability

     Changes in the warranty liability for the three months ended March 31, 2003 and 2004 were as follows (amounts in thousands):

Warranty liability as of December 31, 2003	$2,059
Charged to cost of revenues	453
Warranty expenditures	(477)

Warranty liability as of March 31, 2004	$2,035

Warranty liability as of December 31, 2002	$1,089
Charged to cost of revenues	281
Warranty expenditures	(234)
Warranty liability acquired from Burdick, Inc.	1,016

Warranty liability as of March 31, 2003	$2,152

9. Contingencies

Legal Matters

     The Company is a defendant in various legal matters arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters is not expected to have a material effect on the Company’s consolidated financial statements as a whole.

10. Sale of Hemodynamic Monitoring Product Line

     On October 21, 2003, the Company sold its hemodynamic monitoring product line. As consideration, the Company received $1,000,000 in cash on October 21, 2003 and a note receivable for $750,000, due October 21, 2004. The buyer may pay additional contingent consideration of up to $1,500,000 based on future sales of the buyer’s products to our previous hemodynamic products customers.

     Based on the Company’s post-closing transition responsibilities, which extend into the second quarter of 2004, the Company has deferred the recognition of any gain on the transaction until its transition responsibilities are fulfilled. After the Company transfers inventory and other assets associated with this line, having an aggregate value of approximately $600,000, to the buyer, and writes-off goodwill associated with this line of approximately $263,000, the Company expects to recognize a gain in the second quarter of 2004 of between $600,000 and $800,000 on the transaction, excluding the effect of any contingent consideration.

     Contingent consideration received during the three-month period ended March 31, 2004 of $30,000 has been deferred while the Company is filling its post-closing transitional obligations. Any additional contingent consideration received during the period in which the Company is filling its post-closing transitional obligations will also be deferred until those obligations are fulfilled. Contingent consideration received after this period will be recognized as income in the period in which it is earned.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including future results of operations or financial position, made in this Quarterly Report on Form 10-Q, are forward-looking. We use words such as anticipate, believe, expect, future, intend and similar expressions to identify forward-looking statements. These forward-looking statements reflect management’s current expectations and involve risks and uncertainties. Our actual results could differ materially from results that may be anticipated by such forward-looking statements. The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Certain Factors That May Affect Future Results” below, those discussed elsewhere in this report and those discussed in our Annual Report on Form 10-K filed on March 15, 2004. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

     Critical Accounting Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those affecting revenues, the allowance for doubtful accounts, the salability and recoverability of inventory, warranty liabilities, the carrying value of our investments, the useful lives of intangible assets and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A more complete description of our critical accounting estimates established prior to the end of the fiscal year ending December 31, 2003 is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

     Results of Operations

	Three Months Ended
	March 31,
	2003	2004
	(as a percentage of revenues)
Revenues:
Systems	83.6%	85.6%
Service	16.4	14.4

Total revenues	100.0	100.0

Gross Profit:
Systems (as a percentage of systems revenue)	37.2	44.5
Service (as a percentage of service revenue)	46.3	38.4

Gross profit	38.7	43.7

Operating Expenses:
Research and development	10.3	8.5
Write off of purchased in-process research and development	6.4	—
Sales and marketing	21.3	20.2
General and administrative, excluding stock-based compensation expense	10.0	9.6
Stock-based compensation	0.1	0.1

Total operating expenses	48.1	38.4

	Three Months Ended
	March 31,
	2003	2004
	(as a percentage of revenues)
Operating income (loss)	(9.4)	5.3

Total other income (expense)	0.1	(0.2)
Income tax provision	0.0	(0.2)
Minority interest in loss of consolidated entity	0.1	0.1

Net income (loss)	(9.2)%	5.0%

Three-Month Period Ended March 31, 2004 Compared to the Three-Month Period Ended March 31, 2003

     Revenues

     Revenues increased by $1,369,000, or 6.7%, to $21,652,000 for the three-month period ended March 31, 2004 from $20,283,000 for the comparable period in 2003. Revenues for the three-month period ended March 31, 2003 included system sales of $371,000 related to our hemodynamic monitoring product line. We divested this product line in the third quarter of 2003. As a result, revenues for the three-month period ended March 31, 2004 did not include any sales from the hemodynamic monitoring product line.

     Systems revenues increased by $1,569,000, or 9.3%, to $18,526,000 for the three-month period ended March 31, 2004 from $16,957,000 for the comparable period in 2003. This growth was attributable to continued strength in our core product line, most notably electrocardiographs and stress testing systems.

     Service revenues decreased by $200,000, or 6.0%, to $3,126,000 for the three-month period ended March 31, 2004 from $3,326,000 for the comparable period in 2003 due principally to a decrease in service parts revenues, which can fluctuate from period to period. While service revenues may decline slightly in the second quarter of 2004, when we discontinue providing service on systems related to the divested hemodynamic monitoring systems line, we do not expect service revenues to decrease materially in periods after the second quarter of 2004.

     Gross Profit

     Gross profit increased by $1,608,000, or 20.5%, to $9,452,000 for the three-month period ended March 31, 2004 from $7,844,000 for the comparable period in 2003. Gross profit, as a percentage of revenues, increased to 43.7% for the three-month period ended March 31, 2004 from 38.7% for the comparable period in 2003. The increase in gross profit, as a percentage of revenues, was primarily due to the results of cost reductions that were realized after we completed the consolidation of our manufacturing operations from two facilities (Bothell, WA and Deerfield, WI) into one facility in Deerfield, WI, which was completed by the end of the fourth quarter of 2003. To a lesser extent, the increase in gross profit was also due to the results of product cost reduction initiatives, including design cost reductions and other reductions in the cost of purchased components of our products. In addition, during the three-month period ended March 31, 2003, we recognized an acquisition-related charge to cost of revenues of $300,000, reflecting an upward adjustment to Burdick’s inventory valuation from Burdick’s historical cost at the acquisition date. This charge to cost of revenues represented an adverse impact to gross profit of approximately 1.5 percentage points. There was no similar charge in the three-month period ended March 31, 2004.

     Gross profit from systems revenues increased by $1,946,000, or 30.9%, to $8,251,000 for the three-month period ended March 31, 2004 from $6,305,000 for the comparable period in 2003. Gross profit from systems revenues, as a percentage of systems revenues, increased to 44.5% for the three-month period ended March 31, 2004 from 37.2% for the comparable period in 2003. This increase in gross profit, as a percentage of revenues, was primarily due to the cost reductions relating to our manufacturing facility consolidation and the product cost reduction measures referred to above. For the three-month period ended March 31, 2003, we recognized an acquisition-related charge to cost of systems revenues of $300,000, which is discussed above. This charge to cost of systems revenues represented an adverse impact to gross profit from systems revenues of approximately 1.8 percentage points during the three month period ended March 31, 2003.

     Gross profit from service revenues decreased by $338,000, or 22.0%, to $1,201,000 for the three-month period ended March 31, 2004 from $1,539,000 for the comparable period in 2003. Gross profit from service revenues, as a percentage of services revenues, decreased to 38.4% for the three-month period ended March 31, 2004 from 46.3% for the comparable period in 2003. This decrease in gross margin was attributable to a combination of lower service parts sales, which can fluctuate from period to period, increases in service staffing levels to provide enhanced support to our customers and the temporary effects of inefficiencies and changes relating to the recent conversion of our enterprise resource planning system. Although margins may be negatively affected due to an expected slight decline in service revenues in the second quarter of 2004 when we discontinue providing service on systems relating to the divested hemodynamic monitoring product line, we expect service margins to improve in periods after the second quarter of 2004.

     Operating Expenses

     Research and development expenses decreased by $256,000, or 12.3%, to $1,831,000 for the three-month period ended March 31, 2004 from $2,087,000 for the comparable period in 2003. This decrease was primarily due to staffing reductions associated with the sale of our hemodynamic monitoring product line. As a percentage of revenues, research and development expenses decreased to 8.5% for the three-month period ended March 31, 2004 from 10.3% for the comparable period in 2003. This decrease was attributed to lower labor costs and higher revenues during the three-month period ended March 31, 2004 over the comparable period in 2003.

     Sales and marketing expenses increased by $45,000, or 1.0%, to $4,371,000 for the three-month period ended March 31, 2004 from $4,326,000 for the comparable period in 2003. This increase was principally the result of increases in commission expense associated with higher revenues during the three-month period ended March 31, 2004 over the comparable period in 2003. As a percentage of revenues, sales and marketing expenses decreased to 20.2% for the three-month period ended March 31, 2004 from 21.3% for the comparable period in 2003. This primarily reflects an increase in revenues for the three-month period ended March 31, 2004 over the comparable period in 2003.

     General and administrative expenses, excluding stock-based compensation expense, increased by $61,000, or 3.0%, to $2,088,000 for the three-month period ended March 31, 2004, from $2,027,000 for the comparable period in 2003. This increase was the net effect of a variety of factors, none of which were individually material. As a percentage of revenues, general and administrative expenses, excluding stock-based compensation, decreased to 9.6% for the three-month period ended March 31, 2004 from 10.0% for the comparable period in 2003. This primarily reflects an increase in revenues for the three-month period ended March 31, 2004 over the comparable period in 2003.

     Stock-based compensation expense for the three-month period ended March 31, 2004 was $18,000, which was the same as the amount expensed for the comparable period in 2003. Stock-based compensation expense for both periods relates to the intrinsic value of stock options granted in 2001. We expect to record stock-based compensation expense in the second quarter of 2004 at a level similar to the amount recorded in the first quarter of 2004.

     Other Income and Expense

     Total other expense for the three-month period ended March 31, 2004 was $41,000, as compared to total other income of $24,000 for the comparable period in 2003, which was primarily due to a decrease in interest income related to putable warrants recognized during the three-month period ended March 31, 2003. These warrants were retired in May 2003. This decrease was partially offset with a decrease in interest expense of approximately $30,000, primarily due to a decrease in average borrowings on our bank line of credit over the three-month period ended March 31, 2004, as compared to average borrowings over the comparable period in 2003.

     Income Taxes

     Income tax provisions recorded in the three-month period ended March 31, 2004 were due to estimated federal alternative minimum tax and to state income tax liabilities.

     During the three-month period ended March 31, 2004, net operating loss carryforwards were utilized to offset taxable income. As a result, our federal income tax provision has been estimated using alternative minimum tax rates rather than federal statutory rates. We continue to provide a full valuation allowance against deferred tax assets. Based on a number of factors, including our history of operating losses, we have not determined that it is more likely than not that we will realize the future benefits of a significant portion of our deferred tax assets. Various factors, such as our operating results, may cause our conclusions to change in the near term. The full impact of any adjustment to the valuation allowance will be recognized in the period of adjustment.

Liquidity and Capital Resources

     Net cash used for operating activities was $565,000 for the three-month period ended March 31, 2004 compared to $978,000 for the comparable period in 2003. Net cash used for operating activities of $565,000 for the three-month period ended March 31, 2004 was primarily due to decreases in accounts payable, accrued liabilities and deferred revenue, aggregating $2,002,000, which was partially offset by net income, excluding non-cash expenses, of $1,437,000. Accrued liabilities at March 31, 2004 decreased from the balance at December 31, 2003 principally due to the payment during the three-month period ended March 31, 2004 of accrued year-end compensation relating to 2003 sales and operating results and accrued costs relating to the consolidation of manufacturing operations.

     Net cash used for investing activities of $161,000 for the three-month period ended March 31, 2004 consisted of $36,000 for capital expenditures and $125,000 for the purchase of technology for use in future products. Net cash used for investing activities of $21,949,000 for the three-month period ended March 31, 2003 was primarily due to our investment in Burdick of approximately $21,549,000 and capital equipment expenditures of $435,000, which were primarily for the purchase of our enterprise resource planning system offset by proceeds received from sales of capital equipment of $35,000.

     We are obligated to pay an additional $125,000 relating to technology we purchased during the three months ended March 31, 2004. This amount is due in the third quarter of 2004 and is included in accrued liabilities in our consolidated balance sheet dated March 31, 2004. In addition, we have a per unit royalty obligation relating to any future products sold using this purchased technology. There is no minimum royalty payment obligation and the maximum of such payments would be $650,000. Any such royalty payments will be expensed to cost of revenues as incurred.

     Net cash provided from financing activities of $704,000 for the three-month period ended March 31, 2004 was primarily due to net borrowings on our credit line of $569,000 and a debt payment of $91,000 related to the note payable issued in the treadmill manufacturing business acquisition, which was partially offset by proceeds from exercises of stock options and proceeds from the issuance of common stock in accordance with our employee stock purchase plan of $226,000. Net cash provided from financing activities of $4,282,000 for the three-month period ended March 31, 2003 was primarily the result of net borrowings on our credit line of $4,329,000 and proceeds from exercise of stock options of $44,000, which were offset by payments of long term debt of $91,000.

     We anticipate that, for 2004, our future expected operating cash flow and borrowings available to us under our line of credit will be sufficient to meet operating expenses, working capital requirements, capital expenditures and other obligations for at least 12 months. Our ability to repay borrowings under our line of credit and to satisfy other liabilities may depend on future operating performance. We may be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. In addition, we periodically consider acquisitions that complement or expand our existing business or that may enable us to expand into new markets. Future acquisitions may require additional debt, equity financing or both. We may not be able to obtain any additional financing, or may not be able to obtain additional financing on acceptable terms.

Sale of Hemodynamic Monitoring Product Line

     On October 21, 2003, we announced the sale of our hemodynamic monitoring product line. As consideration, we received $1,000,000 in cash on October 21, 2003 and a note receivable of $750,000, due October 21, 2004. The buyer may pay additional contingent consideration of up to $1,500,000 based on future sales of the buyer’s products to our previous hemodynamic products customers. Based on our post-closing transitional responsibilities, which extend into the second quarter of 2004, we will defer the recognition of any gain on the transaction. We expect to recognize a gain in the second quarter of 2004 of between $600,000 and $800,000 on the transaction, excluding the effect of any contingent consideration. Contingent consideration received during the three-month period ended March 31, 2004 of $30,000 has been deferred while the Company is filling its post-closing transitional obligations. Any additional contingent consideration received during the period in which we are filling our post-closing transitional obligations will also be deferred until these obligations are fulfilled. Contingent consideration received after this period will be recognized as income in the period in which it is received.

     The hemodynamic monitoring product line represented approximately $0.4 million of our revenues for the three-month period ended March 31, 2003 and approximately $3.0 million for the year ended December 31, 2003. We have, however, made cost adjustments, principally in the form of staffing reductions. Accordingly, management does not expect the loss of these revenues to have a materially adverse impact on operating income in 2004 and beyond.

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

     Our quarterly revenues and operating results have varied in the past and may continue to vary in the future due to a number of factors, many of which are outside of our control. Factors contributing to these fluctuations include:

•	the impact of acquisitions, divestitures, strategic alliances, and other significant corporate events;

•	changes in our ability to obtain products and product components that are manufactured for us by third parties, such as Holter monitors, as well as variations in prices of these products and product components;

•	delays in the development or commercial introduction of new versions of products and systems;

•	the ability to attain and maintain production volumes and quality levels for our products and product components;

•	effects of domestic and foreign economic conditions on our industry and/or customers;

•	the successful implementation of our system-oriented sales approach;

•	changes in the demand for our products and systems;

•	varying sales cycles that can take up to a year or more;

•	changes in the mix of products and systems we sell;

•	unpredictable budgeting cycles of our customers;

•	delays in obtaining regulatory clearance for new versions of our products and systems;

•	increased product and price competition;

•	the impact of regulatory changes on the availability of third-party reimbursement to customers of our products and systems;

•	the loss of key personnel;

•	the loss of key distributors or distribution companies;

•	the impact of exchange rate fluctuations on our operating results and the carrying value of our assets and liabilities; and

•	seasonality in the sales of our products and systems.

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

We may make future acquisitions, which involve numerous risks that could harm our business and results of operations.

     As part of our growth strategy, we intend to selectively acquire other businesses, product lines, assets, or technologies. Successful execution of our acquisition strategy depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and, if necessary, to obtain satisfactory debt or equity financing. Acquisitions involve numerous risks, including the following:

•	difficulties in integrating the operations, technologies, and products of the acquired companies;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with in-process research and development;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	initial dependence on unfamiliar supply chains or relatively small supply partners;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	the risk that acquired lines of business may reduce or replace the sales of existing products; and

•	the potential loss of key employees of the acquired companies.

Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. We must also manage any growth effectively. Failure to manage growth effectively and successfully integrate acquisitions we make could harm our business and operating results in a material way.

We may need additional capital to continue our acquisition growth strategy.

     Successful continued execution of our acquisition strategy also depends upon our ability to obtain satisfactory debt or equity financing. We may require additional debt or equity financing to make any further significant acquisitions. Such financing may not be available on terms that are acceptable to us or at all. If we are required to incur additional indebtedness to fund acquisitions in the future, our cash flow may be negatively affected by additional debt servicing requirements and the terms of such indebtedness may impose covenants and restrictions that provide us less flexibility in how we operate our business. Fluctuations in our stock price may make it difficult to make acquisitions using our stock as consideration. Moreover, use of our stock to fund acquisitions may have a significant dilutive effect on existing shareholders.

Failure to keep pace with changes in the marketplace may cause us to lose market share and our revenues may decrease.

     The marketplace for diagnostic cardiology systems is characterized by rapid change and technological innovation, requiring suppliers in the market to regularly update product features and incorporate new technologies in order to remain competitive. In developing and enhancing our products we have made, and will continue to make, assumptions about which features, technology standards and performance criteria will be attractive to, or demanded by, our customers. If we implement features, standards and performance criteria that are different from those required by our customers or if our competitors introduce products and systems that better address these needs, our products may suffer declines in market acceptance or may become obsolete. In that event, our market share and revenues would likely decrease.

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

     To be successful, we must develop and commercialize new versions of our products for both domestic and international markets. Our products are technologically complex and must keep pace with rapid and significant technological change, comply with rapidly evolving industry standards and government regulations, and compete effectively with new product introductions of our competitors. Accordingly, many of our products require significant planning, design, development and testing at the technological, product and manufacturing process levels. Our success in developing and commercializing new versions of our products is affected by our ability to:

•	accurately assess customer needs;

•	develop products that are easy to use;

•	minimize the time required to obtain, as well as the costs of, required regulatory clearance or approval;

•	price competitively;

•	manufacture and deliver on time;

•	accurately predict and control costs associated with manufacturing, installation, warranty and maintenance;

•	manage customer acceptance and payment;

•	limit demands by our customers for retrofits;

•	access new interface standards needed for product connectivity;

•	anticipate and meet demands of our international customers for products featuring local language capabilities; and

•	anticipate and compete effectively with our competitors’ efforts.

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

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that we cease amortization of goodwill and other intangible assets determined to have indefinite lives, and established a method of testing these assets for impairment on an annual or on an interim basis if certain events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value. We also evaluate intangible assets determined to have finite lives for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors such as a decline in our market value below our book value for an extended period of time. In the case of intangible assets with indefinite lives, we evaluate whether events or circumstances continue to support an indefinite useful life. We evaluate the estimated lives of all intangible assets on an annual basis, including those with indefinite lives, to determine if events and circumstances continue to support an indefinite useful life or the remaining useful life, as applicable, or if a revision in the remaining period of amortization is required. The amount of any such annual or interim impairment charge could be significant, and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

     We own preferred equity securities of a privately held company, ScImage, Inc., which we account for using the cost method. The fair value of our investment is not readily determinable from published market data, so we use our judgment to estimate the fair value. There can be no assurance that the estimated fair value of this investment will not decline to an amount below its carrying amount, in which case we would be required to record a loss on this investment.

If we fail to maintain our relationships with distribution organizations, our sales and operating results may suffer.

     We sell our products to the domestic primary care market and to substantially all international markets principally through third party distribution organizations. While we have well established relationships with these distribution organizations, the underlying agreements are generally for periods of one year or less. One of these domestic distribution organizations, Physicians Sales and Service, Inc., accounted for 14% of our revenues in 2003. If these agreements are cancelled or if we are unable to renew them as they expire, our sales and operating results may suffer materially.

     Our international distribution relationships may be terminated on little or no notice because we do not generally have long-term contracts with these distributors. Consequently, our success in expanding international sales may be limited if our international distributors lack, or are unable to develop, relationships with important target customers in international markets.

     If our relationships change with any significant distribution organization, or if any of our distribution organizations devote more effort to selling competing products and systems, our sales and operating results may suffer and our growth may be limited.

Our lack of customer purchase contracts and our limited order backlog make it difficult to predict sales and plan manufacturing requirements, which can lead to lower revenues, higher expenses and reduced margins.

     Our customers typically order products on a purchase order basis, and we do not generally have long-term purchase contracts. In limited circumstances, customer orders may be cancelled, changed or delayed on short notice. Lack of significant order backlog makes it difficult for us to forecast future sales with certainty. Long and varying sales cycles with our customers make it difficult to accurately forecast component and product requirements. These factors expose us to a number of risks:

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

     For a variety of reasons, including but not limited to relatively low volumes, our suppliers may discontinue production of component parts for our products. Alternative sources of these components may result in higher costs. In addition, if we are unable to secure alternative sources for these components, significant delays in product shipments may result while we re-engineer our products to utilize available components. This could result in reduced revenues, higher costs or both.

Undetected product errors or defects could result in increased warranty costs, loss of revenues, product recalls, delayed market acceptance, and claims against us.

     Any errors or defects in our products discovered after commercial release could result in:

•	failure to achieve market acceptance;

•	loss of customers, revenues, and market share;

•	diversion of development resources;

•	costs associated with product recalls;

•	increased service and warranty costs;

•	legal actions by our customers; and

•	increased insurance costs.

Inadequate levels of reimbursement from governmental or other third-party payers for procedures using our products and systems may cause our revenues to decrease.

     Significant changes in the healthcare systems in the U.S. or elsewhere could have a significant impact on the demand for our products and services as well as the way we conduct business. Federal, state, and local governments have adopted a number of healthcare policies intended to curb rising healthcare costs. In the U.S., healthcare providers that purchase our products and systems generally rely on governmental and other third-party payers, such as federal Medicare, state Medicaid, and private health insurance plans, to pay for all or a portion of the cost of heart-monitoring procedures and consumable products utilized in those procedures. The availability of such reimbursement affects our customers’ decisions to purchase capital equipment. Denial of coverage or reductions in levels of reimbursement for procedures performed using our products and systems by governmental or other third-party payers would cause our revenues to decrease. We are unable to predict whether federal, state or local healthcare reform legislation or regulation affecting our business may be proposed or enacted in the future, or what effect any such legislation or regulation would have on our business.

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

Recent and future federal and state regulations in the U.S. relating to patient privacy could impose burdens on us.

     Federal and state laws regulate the confidentiality of certain patient health information, including patient records, and the use and disclosure of that “protected health information.” We are subject to these regulations when we access, collect, and analyze patient data. Our compliance obligations with these regulations would include agreeing, typically by contract, to use that protected health information only for certain purposes, to safeguard that information from misuse and to help those providers comply with their duties to provide patients with access to their health information. Failure to comply with these regulations could restrict our ability to sell products to customers and could result in penalties, which could negatively impact our financial results. In addition, our products must have features that permit health care providers to comply with these regulations. We continually evaluate the applicability of these regulations to our existing and new products and services and our compliance obligations. To the extent these regulations change in the future, we may need to devote additional resources in the future in order to comply with these regulations.

We depend on the expertise of key personnel to manage our businesses effectively in a changing market, and if we lose one or more members of our senior management team or if our management team does not work together effectively, our business could be harmed.

     The success of our business depends in part on key managerial, sales and technical personnel, as well as our ability to continue to attract and retain additional highly qualified personnel. We compete for such key personnel with other companies, academic institutions, government entities, and other organizations. We do not have agreements whereby our employees agree not to compete with us, nor do we maintain key person life insurance on any of our executive officers. Our ability to maintain and expand our business may be impaired if we are unable to retain our current key personnel, hire or retain other qualified personnel in the future, or if some or all of our key personnel decided to join a competitor or otherwise compete with us.

     Several of our existing management personnel have held their current positions for less than two years, including our Vice President, Acute Care, Vice President, Marketing and Vice President, Operations. Our future success depends to a significant extent on the ability of our executive officers and other members of our management team to operate effectively, both individually and as a group. Our business may be harmed if we do not successfully allocate responsibilities among our management team or if some of our management do not succeed in their roles.

Competition may decrease our market share and cause our revenues to decrease.

     The diagnostic cardiology systems market is highly competitive and we expect competition to intensify in the future. A small number of companies, all of which are larger than us, dominate the market. Some of our larger competitors, such as General Electric Company and Koninklijke Philips Electronics N.V., may have:

•	greater financial and other resources;

•	greater variety of products;

•	greater pricing flexibility;

•	more extensive technical capabilities;

•	patent portfolios that may present an obstacle to our conduct of business;

•	stronger name recognition; and

•	larger distribution networks.

     As a result, we may be unable to offer products similar to, or more desirable than, those offered by our competitors, market our products as effectively as our competitors, price our products competitively or otherwise respond successfully to competitive pressures. In addition, our competitors may be able to offer discounts on competing products as part of a “bundle” with non-competing products, systems, and services that they sell to our customers, and we may not be able to profitably match those discounts. Our competitors may develop technologies and products that are more effective than those we currently offer or that render our products obsolete or noncompetitive. In addition, the timing of the introduction of competing products into the market could affect the market acceptance and market share of our products. If we are unable to develop competitive products, gain regulatory approval or clearance and supply sufficient quantities of such products to the market as quickly and effectively as our competitors, market acceptance of our products may be limited, and our revenues and operating results may suffer.

If we do not maintain or grow revenues from our support services or consumables, our operating and financial results may be negatively impacted.

     A significant portion of our revenues is generated from post-sale support services we provide for our products and from the sale of ancillary cardiology products and consumables related to our products and systems, such as patented electrodes, pads, cables, leads, and thermal chart paper. As hospitals expand their in-house capabilities to service diagnostic equipment and systems, they may be able to service our products without additional support from us. In addition, our customers may express an increasing preference for ancillary cardiology products and consumables that are manufactured or provided by other vendors. Any of these events could result in a decline in our revenues and a resulting adverse effect on our financial and operating results.

Failure to adequately protect our intellectual property rights will cause our business to suffer.

     Our success depends in part on obtaining, maintaining, and enforcing our copyrights, patents and other proprietary rights, and our ability to avoid infringing the proprietary rights of others. We take precautionary steps to protect our technological advantages and intellectual property and rely in part on patent, trade secret, copyright, know-how, and trademark laws, license agreements and contractual provisions to establish our intellectual property rights and protect our products. The precautionary steps we have taken may not adequately protect our intellectual property rights.

     Our patents may not provide commercially meaningful protection, as competitors may be able to design around our patents. We may not be able to protect our rights in unpatented technology, trade secrets, and confidential information effectively. We require our new employees, consultants, and corporate partners to execute a confidentiality agreement at the commencement of their employment or consulting relationship with us. However, these agreements may not provide effective protection of our information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

If third parties claim that our products infringe their intellectual property rights, we may be forced to expend significant financial resources and management time and our operating results would suffer.

     Third parties may claim that our products and systems infringe on third-party patents and other intellectual property rights. Identifying third-party patent rights can be particularly difficult because, in the U.S., patent applications are maintained in secrecy for up to eighteen months after their filing dates. Moreover, patent applications can be maintained in secrecy until they issue, if they were filed before November 29, 2000, are not subject to publication in any country, or have otherwise properly requested maintaining secrecy to issuance. Some companies in the medical device industry have used intellectual property infringement litigation to gain a competitive advantage. In the event a competitor were to challenge our patents or licenses, or assert that our products infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to make expensive changes to our product designs, license rights in order to continue manufacturing and selling our products, or pay substantial damages. Third-party infringement claims, regardless of their outcome, would not only drain our financial resources but also divert the time and effort of our management and could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation.

If we fail to successfully enter into strategic alliances to generate growth, our operating results may be negatively affected.

     A component of our growth strategy is to enter into strategic alliances in order to complement and expand our current product and service offerings and distribution. There can be no assurances that a strategic alliance will perform as expected or generate significant revenues or profits. If we do not identify potential strategic alliances or enter into strategic alliances that fail to generate additional revenue, our operating and financial results may be negatively impacted.

Our liquidity and financial condition could be adversely impacted if we are unable to satisfy our obligations under our revolving credit facility or any future debt arrangements.

     In December 2002, in order to provide additional funding for the acquisition of Burdick, we established a $12.0 million revolving credit facility with Silicon Valley Bank, with available borrowings subject to certain accounts receivable and inventory provisions. This facility has a term of two years. Outstanding borrowings under the facility were $0.9 million at March 31, 2004. The credit facility contains standard negative covenants and restrictions on actions by us, including but not limited to, activity related to our common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes in, or disposition of our assets. Certain of these actions may be taken by us with the consent of the lender. The credit agreement requires that we meet certain financial covenants, namely a minimum tangible net worth measure. We may in the future enter into additional debt arrangements that contain similar or additional covenants. If we are unable to maintain the financial performance necessary to comply with the financial covenants in the credit agreement or in other debt arrangements we enter into, we may be deemed in breach our obligations and these covenants, which could result in an acceleration of our debt. In addition, these financial covenants may limit our ability to incur additional debt. Any of these events could adversely affect the value of our common stock, and our access to capital could be negatively impacted. We cannot assure you that we will generate sufficient cash flow or be able to obtain sufficient funding or take other actions to satisfy our debt service requirements.

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

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit 10.28*	Employment Agreement between Quinton Cardiology Systems, Inc. and Ruediger Naumann-Etienne dated as of February 6, 2004.

	Exhibit 10.29*	Employment Agreement between Quinton Cardiology Systems, Inc. and John R. Hinson dated as of February 6, 2004.

	Exhibit 10.30*	Employment Agreement between Quinton Cardiology Systems, Inc. and Michael K. Matysik dated as of February 6, 2004.

	Exhibit 10.31*	Employment Agreement between Quinton Cardiology Systems, Inc. and Darryl Lustig dated as of February 6, 2004.

	Exhibit 10.32*	Letter Agreement between Quinton Cardiology Systems, Inc. and John R. Serino dated February 17, 2004.

	Exhibit 10.33*	Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement between Quinton Cardiology Systems, Inc. and Allan Criss, dated as of March 10, 2004.

	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

     On February 12, 2004, pursuant to Item 12 of Form 8-K, we furnished a press release announcing results for the fiscal quarter ended December 31, 2003 and the 2003 fiscal year.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINTON CARDIOLOGY SYSTEMS, INC.

By:	/s/ Michael K. Matysik

Michael K. Matysik Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 27, 2004