Form 10-Q
period 2004-06-30
QUINTON CARDIOLOGY SYSTEMS INC
filed 2004-08-02
CIK 1166409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-49755

QUINTON CARDIOLOGY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3300396
(State of Incorporation)	(IRS Employer Identification No.)

3303 Monte Villa Parkway
Bothell, Washington 98021
(Address of principal executive offices)

(425) 402-2000
(Registrant’s telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES☒  NO☐

     The number of shares outstanding of the registrant’s common stock as of July 26, 2004 was 13,919,940.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	June 30,
	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$185	$15,730
Accounts receivable, net of allowance for doubtful accounts	12,480	13,538
Inventories	12,690	11,365
Prepaid expenses and other current assets	1,419	1,599

Total current assets	26,774	42,232
Machinery and equipment, net of accumulated depreciation and amortization	4,918	4,403
Intangible assets, net of accumulated amortization	5,672	5,781
Investment in unconsolidated entity	1,000	1,000
Goodwill	9,953	9,690

Total assets	$48,317	$63,106

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$354	$—
Current portion of long term debt	363	181
Accounts payable	6,183	6,308
Accrued liabilities	7,349	4,159
Warranty liability	2,059	2,010
Deferred revenue	4,499	4,293

Total current liabilities	20,807	16,951
Deferred tax liability	1,180	1,190

Total liabilities	21,987	18,141

Minority interest in consolidated entity	198	168
Shareholders’ Equity:
Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares outstanding in 2003 or 2004	—	—
Common stock (65,000,000 shares authorized), $0.001 par value, 12,214,905 and 13,917,701 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	45,617	61,475
Deferred stock-based compensation	(106)	(70)
Accumulated deficit	(19,379)	(16,608)

Total shareholders’ equity	26,132	44,797

Total liabilities and shareholders’ equity	$48,317	$63,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months Ended		Six months ended
	June 30,		June 30,
	2003	2004	2003	2004
Revenues:
Systems	$17,604	$18,542	$34,561	$37,068
Service	3,102	3,106	6,428	6,232

Total revenues	20,706	21,648	40,989	43,300

Cost of Revenues:
Systems	10,472	10,591	21,124	20,866
Service	1,792	1,833	3,579	3,758

Total cost of revenues	12,264	12,424	24,703	24,624

Gross profit	8,442	9,224	16,286	18,676

Operating Expenses:
Research and development	1,989	1,796	4,076	3,627
Write off of purchased in-process research and development projects	—	—	1,290	—
Sales and marketing	4,491	4,367	8,817	8,738
General and administrative, excluding stock-based compensation expense	1,942	1,949	3,969	4,037
Stock-based compensation	18	18	36	36

Total operating expenses	8,440	8,130	18,188	16,438

Operating income (loss)	2	1,094	(1,902)	2,238

Other Income (Expense):
Interest income	9	16	10	21
Interest expense	(82)	(35)	(158)	(81)
Interest income (expense), putable warrants	(63)	—	32	—
Other income (expense), net	(13)	633	(9)	633

Total other income (expense)	(149)	614	(125)	573

Income (loss) before income taxes and minority interest in consolidated entity	(147)	1,708	(2,027)	2,811
Income tax provision	(9)	(35)	(9)	(70)

Income (loss) before minority interest in consolidated entity	(156)	1,673	(2,036)	2,741
Minority interest in loss (income) of consolidated entity	(1)	10	20	30

Net income (loss)	$(157)	$1,683	$(2,016)	$2,771

Net income (loss) per share – basic	$(0.01)	$0.13	$(0.17)	$0.22

Net income (loss) per share – diluted	$(0.01)	$0.12	$(0.17)	$0.20

Weighted average shares outstanding – basic	12,130,211	12,806,759	12,112,095	12,526,004

Weighted average shares outstanding – diluted	12,130,211	13,957,926	12,112,095	13,572,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Operating Activities:
Net income (loss)	$(157)	$1,683	$(2,016)	$2,771
Adjustments to reconcile net income (loss) to net cash flows from (used in) operating activities–
Depreciation and amortization	476	402	973	788
Loss on disposal of equipment	6	4	6	4
Gain on sale of hemodynamic monitoring business	—	(633)	—	(633)
Amortization of deferred stock-based compensation	18	18	36	36
Interest expense (income), putable warrants	63	—	(32)	—
Deferred taxes	—	5	—	10
Write off of purchased in-process research and development	—	—	1,290	—
Minority interest in income (loss) of consolidated entity	1	(10)	(20)	(30)
Changes in operating assets and liabilities, net of businesses acquired and divested:
Accounts receivable	250	(1,126)	864	(1,058)
Inventories	1,671	551	2,157	457
Prepaid expenses and other current assets	125	(120)	105	(110)
Accounts payable	(1,119)	150	(2,653)	(215)
Accrued liabilities	(927)	(325)	(1,135)	(1,854)
Warranty liability	(56)	(10)	(9)	(34)
Deferred revenue	(61)	99	(254)	(9)

Net cash flows from (used in) operating activities	290	688	(688)	123

Investing Activities:
Purchases of machinery and equipment	(357)	(79)	(792)	(115)
Purchase of technology	—	—	—	(125)
Proceeds from sale of machinery and equipment	73	—	108	—
Purchase of Burdick, Inc., net of cash acquired	2,177	—	(19,372)	—

Net cash flows from (used in) investing activities	1,893	(79)	(20,056)	(240)

Financing Activities:
Borrowings (repayments) on bank line of credit, net	(1,855)	(923)	2,474	(354)
Payments of long term debt	(91)	(91)	(182)	(182)
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	225	181	269	407
Redemption of putable warrants	(296)	—	(296)	—
Proceeds from issuance of stock, net of issuance costs	—	15,791	—	15,791

Net cash flows from (used in) financing activities	(2,017)	14,958	2,265	15,662

Net change in cash and cash equivalents	166	15,567	(18,479)	15,545
Cash and cash equivalents, beginning of period	737	163	19,382	185

Cash and cash equivalents, end of period	$903	$15,730	$903	$15,730

Supplemental disclosure of cash flow information:
Cash paid for interest	$83	$36	$140	$83

Supplemental disclosure of noncash investing and financing activities:
Note issued in connection with purchase of technology	$—	$—	$—	$125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

     Basis of Presentation

     The condensed financial statements present the Company on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. The condensed consolidated balance sheet dated June 30, 2004, the condensed consolidated statements of operations for the three and six-month periods ended June 30, 2003 and 2004 and the condensed consolidated statements of cash flows for the three and six-month periods ended June 30, 2003 and 2004 have been prepared by the Company and are unaudited. The condensed consolidated balance sheet dated December 31, 2003 was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The notes to the audited consolidated financial statements included in the Company’s annual report on form 10-K for the fiscal year ended December 31, 2003 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company for the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.

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

     Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables” with respect to determining when and how to allocate revenue from sales with multiple deliverables. The EITF 00-21 consensus provides a framework for determining when and how to allocate revenue from sales with multiple deliverables based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted this consensus during the three-month period ended September 30, 2003. The adoption of this consensus resulted in the Company deferring revenues representing the value of installation obligations associated with the sales of our systems. During the three-month period ended June 30, 2004, this deferral decreased approximately $18,000 to $223,000.

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company adopted this statement at the beginning of the three-month period ended September 30, 2003. While the adoption of this standard did not have a material impact on the Company’s consolidated financial statements as a whole, Note 4 contains additional disclosures as required by the standard.

     In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This interpretation addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R requires that calendar year-end public companies apply the unmodified or revised provisions of FIN 46 to entities previously considered special purpose entities in the reporting period ended December 31, 2003. The interpretation is applicable to all other entities not previously considered special purpose entities in the quarter ended March 31, 2004. The adoption of FIN 46R did not have a material effect on the Company’s consolidated financial statements as a whole. Further, the adoption in 2004 as it relates to non-special purpose entities did not have an impact on the Company’s consolidated financial statements as a whole.

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

     The following table sets forth the computation of basic and diluted weighted average common shares outstanding for the three and six-month periods ended June 30, 2003 and 2004:

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2004	2003	2004
Shares (denominator basic and diluted):
Weighted average common shares for basic calculation	12,130,211	12,806,759	12,112,095	12,526,004
Incremental shares from employee stock options	—	1,151,167	—	1,046,870

Weighted average shares for diluted calculation	12,130,211	13,957,926	12,112,095	13,572,874

     As of June 30, 2003, 1,732,499 stock options and warrants were excluded from the computation of diluted loss per share as their impact was antidilutive. If the Company had reported net income during the three and six-month periods ended June 30, 2003, the calculation of earnings per share would have included the dilutive effect of these potential common shares using the treasury stock method. As of June 30, 2004, there were no antidilutive securities outstanding which were excluded from the computation of diluted income per share.

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

     Had compensation cost been determined based on the fair value of the option awards at the grant dates during the three and six-month periods ended June 30, 2003 and 2004, consistent with the provisions of SFAS 123, the Company’s reported net income (loss) would have been the pro forma amounts indicated below (amounts in thousands except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2004	2003	2004
Net income (loss) – as reported	$(157)	$1,683	$(2,016)	$2,771
Add back: Total stock-based employee compensation expense included in reported loss, net of related tax effects	18	18	36	36
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(332)	(554)	(570)	(976)

Net income (loss) – pro forma	$(471)	$1,147	$(2,550)	$1,831

Net income (loss) per share – as reported – basic	$(0.01)	$0.13	$(0.17)	$0.22
Net income (loss) per share – as reported – diluted	$(0.01)	$0.12	$(0.17)	$0.20
Net income (loss) per share – pro forma – basic	$(0.04)	$0.09	$(0.20)	$0.15
Net income (loss) per share – pro forma – diluted	$(0.04)	$0.08	$(0.20)	$0.13

     The fair value of each employee option grant is established on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during 2003 and 2004: zero dividend yield; risk-free interest rate of 3.5% and 3.8%, respectively; volatility of 85% and 70%, respectively; and expected lives of seven years. The weighted-average fair value of options granted in 2003 and 2004 was $4.64 and $6.45, respectively.

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

     Intangible Assets

     The Company’s intangible assets are comprised primarily of a trade name, developed technology and customer relationships, most of which were acquired in our acquisition of Burdick. Company management uses judgment to estimate the fair value of each of these intangible assets. The judgment about fair value is based on expectations of future cash flows and an appropriate discount rate. Company management also uses judgment to estimate the useful lives of each intangible asset. The Company believes the Burdick trade name has an indefinite life, and accordingly does not amortize the trade name. The Company evaluates this conclusion annually and makes a judgment about whether there are factors that would limit the ability to benefit from the trade name in the future. If there were such factors, the Company would start amortizing the trade name. The Company also tests the indefinite life trade name intangible asset for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. With respect to developed technology and customer relationship intangible assets, the Company also evaluates the remaining useful lives annually to evaluate whether the intangible assets are impaired. For the trade name, this evaluation is performed annually or if events occur that suggest there may be an impairment loss, and involves comparing the carrying amount to the Company’s estimate of fair value. For developed technology and customer relationship intangible assets, this evaluation would be performed if events occur that suggest there may be an impairment loss. If we conclude that any of our intangible assets are impaired, we would record this as a loss on our statement of operations and as a reduction to the intangible asset. The Company recorded amortization expense for identifiable intangibles of $103,000 and $81,000 for the three-month periods ended June 30, 2003 and 2004, respectively, and $217,000 and $162,000 for the six-month periods ended June 30, 2003 and 2004, respectively.

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

3. Public Equity Offering

     In June 2004, the Company consummated a public offering of its common stock as more fully described in its prospectus dated May 25, 2004 filed with the Securities and Exchange Commission. In the offering, the Company sold 1,605,976 shares of common stock at a price of $10.50 per share. Proceeds from the offering were approximately $15,452,000, net of underwriting discounts and offering expenses. In addition, a selling shareholder, as named in the prospectus, sold 1,394,024 shares of common stock in this offering. The Company did not receive any proceeds from the sale of shares by the selling shareholder.

4. Acquisition of Burdick, Inc.

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

     Inventories included an adjustment to Burdick’s historical cost to increase finished goods to fair market value less expected disposal costs and selling margin. This adjustment resulted in valuation of inventory of $300,000 in excess of Burdick’s historical cost. This increase in the inventory valuation was charged to cost of revenues in the six-month period ended June 30, 2003, as the associated inventories were sold in the normal course of business.

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

     The first of the two projects, representing 87% of the total value of acquired in-process research and development, related to a new resting ECG monitor. This project was approximately 70% complete at the date of acquisition and was completed and the related product (the Atria 3000) was released, as expected, at the end of the first quarter of 2003. Margins on this product are in line with the Company’s historical margins. Costs to complete this project were expensed in the six-month period ended June 30, 2003.

     The second of the two projects, representing 13% of the total value of acquired in-process research and development relates to a product for the detection and preprocessing of low-level electrical signals generated by the heart. This project was approximately 50% complete at the date of acquisition. Management assigned a low priority to this project and decided to postpone further development indefinitely. In the opinion of management, the indefinite postponement of further development of this project has not materially adversely affected the overall return on investment relating to the Burdick acquisition.

     All of the acquired in-process research and development was written off during the six-month period ended June 30, 2003, resulting in a charge to operating expenses of $1,290,000.

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

     Minority Interest

     As part of the acquisition of Burdick, the Company acquired 56% ownership of Shanghai Burdick Medical Instrument Co., LTD. (“Shanghai-Burdick”). The Shanghai-Burdick joint venture has a limited life of thirty years, terminating in 2030. If the joint venture is terminated, the Company would be required to liquidate the net assets of the joint venture and distribute proceeds to the partners. Assuming the joint venture was to have been terminated effective June 30, 2004, the Company estimates that such net proceeds would approximate the carrying value of the minority interest recorded in the accompanying unaudited consolidated balance sheet, which was $168,000 at June 30, 2004.

5. Consolidation of Manufacturing Operations

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

     Changes in the Company’s accrued liabilities for the six-month period ended June 30, 2004 related to the consolidation of manufacturing operations were as follows (amounts in thousands):

Manufacturing consolidation liabilities as of December 31, 2003	$324
Costs paid during the period	(290)

Manufacturing consolidation liabilities as of June 30, 2004	$34

6. Inventories

     Inventories were valued at the lower of cost, on an average cost basis, or market and were comprised of the following (amounts in thousands):

	December 31,	June 30,
	2003	2004
Raw materials	$9,708	$7,457
Finished goods	2,982	3,908

Total inventories	$12,690	$11,365

7. Borrowings

     In connection with the 2003 acquisition of Burdick, the Company established a line of credit on December 30, 2002. Borrowings under the line of credit are currently limited to the lesser of $12,000,000 or an amount based on eligible accounts receivable and eligible inventories. Substantially all of the Company’s assets are pledged as collateral for the line of credit. This line of credit bears interest at the greater of (i) a variable rate ranging from the bank’s prime rate plus a minimum of 0.5% to a maximum of 1.5% based on a funded debt to Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) ratio, which amounted to 4.75% at June 30, 2004, or (ii) $9,000 per month. In addition, unused balances under this facility bear monthly fees equal to 0.50% per annum on the difference between the maximum credit limit and the average daily principal balance during the month. The current line of credit expires on December 30, 2004. At June 30, 2004, the Company had no borrowings under this line of credit and had capacity to borrow $11,053,000 based on eligible accounts receivable and eligible inventory.

8. Putable Warrants

     In connection with a loan in 1998, the Company issued warrants to purchase 123,536 shares of Series A convertible preferred stock with an exercise price of $0.01 per share that were immediately exercisable. Upon completion of the initial public offering in 2002, the conversion rights associated with the Company’s Series A convertible preferred stock resulted in the warrants being exercisable for 63,092 shares of common stock at an exercise price equal to $0.02 per share. At the holders’ option, the Company was required to make a cash payment to the holder equal to the fair value of the shares issuable upon exercise of the warrants. On July 22, 2002, a holder of 21,632 putable warrants exercised a put option for cash when the fair value of the shares was approximately $158,000. On May 21, 2003, the holder of the remaining 41,460 putable warrants exercised a put option for cash when the fair value of the shares was approximately $296,000. Changes in the fair value of this liability are recorded in the statements of operations as interest income (expense), putable warrants. There were no warrants outstanding as of June 30, 2004.

9. Warranty Liability

     Changes in the warranty liability for the six months ended June 30, 2003 and 2004 were as follows (amounts in thousands):

Warranty liability as of December 31, 2003	$2,059
Charged to cost of revenues	779
Warranty expenditures	(828)

Warranty liability as of June 30, 2004	$2,010

Warranty liability as of December 31, 2002	$1,089
Charged to cost of revenues	562
Warranty expenditures	(571)
Warranty liability acquired from Burdick, Inc.	1,016

Warranty liability as of June 30, 2003	$2,096

10. Contingencies

     Legal Matters

     The Company is a defendant in various legal matters arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters is not expected to have a material effect on the Company’s consolidated financial statements as a whole.

11. Sale of Hemodynamic Monitoring Product Line

     On October 21, 2003, the Company sold its hemodynamic monitoring product line. As consideration, the Company received $1,000,000 in cash on October 21, 2003 and a note receivable for $750,000, due October 21, 2004. The buyer may pay additional contingent consideration of up to $1,500,000 based on future sales of the buyer’s products to our previous hemodynamic products customers. Approximately $55,000 in contingent consideration has been received through June 30, 2004.

     Based on the Company’s post-closing transition responsibilities, which extended into the second quarter of 2004, the Company deferred the recognition of any gain on the transaction until its transition responsibilities were fulfilled. The Company recognized a gain in the second quarter of 2004 of $633,000 on the transaction, including the effect of the contingent consideration received through June 30, 2004. Contingent consideration received after June 30, 2004 will be recognized as income in the period in which it is earned.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q, including future results of operations or financial position, are forward-looking. We use words such as anticipate, believe, expect, future, intend and similar expressions to identify forward-looking statements. These forward-looking statements reflect management’s current expectations and involve risks and uncertainties. Our actual results could differ materially from results that may be anticipated by such forward-looking statements. The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Certain Factors That May Affect Future Results” below, those discussed elsewhere in this report and those discussed in our Annual Report on Form 10-K filed on March 15, 2004. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
	(as a percentage of revenues)		(as a percentage of revenues)
Revenues:
Systems	85.0%	85.7%	84.3%	85.6%
Service	15.0	14.3	15.7	14.4

Total revenues	100.0	100.0	100.0	100.0

Gross Profit:
Systems (as a percentage of systems revenue)	40.5	42.9	38.9	43.7
Service (as a percentage of service revenue)	42.2	41.0	44.3	39.7

Gross profit	40.8	42.6	39.7	43.1

Operating Expenses:
Research and development	9.6	8.3	9.9	8.4
Write off of purchased in-process research and development	—	—	3.2	—
Sales and marketing	21.7	20.1	21.5	20.2
General and administrative, excluding stock-based compensation expense	9.4	9.0	9.7	9.3
Stock-based compensation	0.1	0.1	0.1	0.1

Total operating expenses	40.8	37.5	44.4	38.0

Operating income (loss)	0.0	5.1	(4.7)	5.1

Total other income (expense)	(0.7)	2.8	(0.3)	1.4
Income tax provision	(0.1)	(0.2)	—	(0.2)
Minority interest in loss of consolidated entity	—	0.1	0.1	0.1

Net income (loss)	(0.8)%	7.8%	(4.9)%	6.4%

Three-Month Period Ended June 30, 2004 Compared to the Three-Month Period Ended June 30, 2003

     Revenues

     Revenues increased by $942,000, or 4.5%, to $21,648,000 for the three-month period ended June 30, 2004 from $20,706,000 for the comparable period in 2003. Revenues for the three-month period ended June 30, 2003 included sales of $1,025,000 related to the hemodynamic monitoring product line. We divested this product line in the third quarter of 2003, but continued to provide service to the related customers through April, 2004. Service revenue related to this product line was $67,000 for the three-month period ended June 30, 2004.

     Systems revenues increased by $938,000, or 5.3%, to $18,542,000 for the three-month period ended June 30, 2004 from $17,604,000 for the comparable period in 2003. Systems revenues for the three-month period ended June 30, 2003 included system revenues of $747,000 related to our divested hemodynamic monitoring line. Systems revenues for the three-month period ended June 30, 2004 did not include any sales from the divested line. The growth in systems revenue during the quarter was attributable to continued strong sales in most of our core product lines, with the exception of some temporary softness in Holter systems sales.

     Service revenues increased by $4,000, or 0.1%, to $3,106,000 for the three-month period ended June 30, 2004 from $3,102,000 for the comparable period in 2003. Service revenues for the three-month period ended June 30, 2003 included service revenues of $278,000 related to our divested hemodynamic monitoring product line. Service revenues for the three-month period ended June 30, 2004 included $67,000 relating to this divested line. The net increase in service revenues despite the decline in revenues related to the hemodynamic monitoring line was due to increases in services relating to our other product lines.

     Gross Profit

     Gross profit increased by $782,000, or 9.3%, to $9,224,000 for the three-month period ended June 30, 2004 from $8,442,000 for the comparable period in 2003. Gross margin increased to 42.6% for the three-month period ended June 30, 2004 from 40.8% for the comparable period in 2003. The increase in gross margin was primarily due to the results of cost reductions that were realized after we completed the consolidation of our manufacturing operations at the end of the fourth quarter of 2003. To a lesser extent, the increase in gross profit was due to the results of product cost reduction initiatives, including design cost reductions and other reductions in the cost of purchased components of our products.

     Gross profit from systems revenues increased by $819,000, or 11.5%, to $7,951,000 for the three-month period ended June 30, 2004 from $7,132,000 for the comparable period in 2003. Gross margin from systems revenues increased to 42.9% for the three-month period ended June 30, 2004 from 40.5% for the comparable period in 2003. This increase in gross margin was primarily due to the cost reductions relating to our manufacturing facility consolidation and the product cost reduction measures referred to above.

     Gross profit from service revenues decreased by $37,000, or 2.8%, to $1,273,000 for the three-month period ended June 30, 2004 from $1,310,000 for the comparable period in 2003. Gross margin from service revenues decreased to 41.0% for the three-month period ended June 30, 2004 from 42.2% for the comparable period in 2003. This decrease in gross margin was principally attributable a change in the service parts sales mix, as a result of the sale of our hemodynamic monitoring business, and, to a lesser extent, to increases in service staffing levels to provide enhanced support to our customers.

     Operating Expenses

     Research and development expenses decreased by $193,000, or 9.7%, to $1,796,000 for the three-month period ended June 30, 2004 from $1,989,000 for the comparable period in 2003. This decrease was due primarily to staffing reductions associated with the sale of our hemodynamic monitoring product line. As a percentage of revenues, research and development expenses decreased to 8.3% for the three-month period ended June 30, 2004 from 9.6% for the comparable period in 2003. This decrease was attributed to lower labor costs and higher revenues during the three-month period ended June 30, 2004 over the comparable period in 2003.

     Sales and marketing expenses decreased by $124,000, or 2.8%, to $4,367,000 for the three-month period ended June 30, 2004 from $4,491,000 for the comparable period in 2003. This decrease was due principally to staffing reductions associated with the sale of our hemodynamic monitoring product line. As a percentage of revenues, sales and marketing expenses decreased to 20.1% for the three-month period ended June 30, 2004 from 21.7% for the comparable period in 2003. This primarily reflects an increase in revenues for the three-month period ended June 30, 2004 over the comparable period in 2003.

     General and administrative expenses, excluding stock-based compensation expense, increased by $7,000, or 0.4%, to $1,949,000 for the three-month period ended June 30, 2004, from $1,942,000 for the comparable period in 2003. As a percentage of revenues, general and administrative expenses, excluding stock-based compensation, decreased to 9.0% for the three-month period ended June 30, 2004 from 9.4% for the comparable period in 2003, due primarily to the increase in revenues for the three-month period ended June 30, 2004 over the comparable period in 2003.

     Stock-based compensation expense for the three-month period ended June 30, 2004 was $18,000, which was the same as the amount expensed for the comparable period in 2003. Stock-based compensation expense for both periods relates to the intrinsic value of stock options granted in 2001. We expect to record stock-based compensation expense in the third quarter of 2004 at a level similar to the amount recorded in the second quarter of 2004.

     Other Income and Expense

     Total other income was $614,000 for the three-month period ended June 30, 2004, compared to other expense of $149,000 for the comparable period in 2003. This change was due primarily to the gain recorded on the sale of our hemodynamic monitoring business of $633,000. In addition, our interest expense for the three-month period ended June

30, 2004 decreased by approximately $47,000 due primarily to a decline in average borrowings on our bank line of credit over the comparable period in 2003, while our interest expense during the three-month period ended June 30, 2003 included interest expense of $63,000 associated with outstanding balances related to our putable warrants. These warrants were retired in May 2003. There were no such warrants outstanding during the comparable period in 2004.

     Income Taxes

     Income tax provisions recorded in the three-month period ended June 30, 2004 were due to estimated federal alternative minimum tax and state income tax liabilities.

     During the three-month period ended June 30, 2004, net operating loss carryforwards were utilized to offset taxable income. As a result, our current federal income tax provision has been estimated using alternative minimum tax rates rather than federal statutory rates. We continue to provide a full valuation allowance against deferred tax assets. Based on a number of factors, including the Company’s prior history of operating losses, we have not determined that it is more likely than not that we will realize the future benefits of a significant portion of our deferred tax assets. Various factors, such as our operating results, may cause our conclusions to change in the future. The full impact of any adjustment to the valuation allowance will be recognized in the period of adjustment by adjusting goodwill, equity, and income from continuing operations, as appropriate. If and when the valuation allowance against deferred tax assets is eliminated, we will be required to recognize income tax expense at statutory rates.

Six-Month Period Ended June 30, 2004 Compared to the Six-Month Period Ended June 30, 2003

     Revenues

     Revenues increased by $2,311,000, or 5.6%, to $43,300,000 for the six-month period ended June 30, 2004 from $40,989,000 for the comparable period in 2003. Revenues for the six-month period ended June 30, 2003 included sales of $1,673,000 related to our hemodynamic monitoring product line. We divested this product line in the third quarter of 2003, but continued to provide service to the related customers through April 2004. Service revenue relating to this line was $221,000 for the six-month period ended June 30, 2004.

     Systems revenues increased by $2,507,000, or 7.3%, to $37,068,000 for the six-month period ended June 30, 2004 from $34,561,000 for the comparable period in 2003. Systems revenues for the six-month period ended June 30, 2003 included system revenues of $1,118,000 related to our divested hemodynamic monitoring product line. Systems revenues for the six-month period ended June 30, 2004 did not include any sales from the hemodynamic monitoring product line. The growth in our systems revenues during the six months ended June 30, 2004 was attributable to continued strong sales in most of our product lines.

     Service revenues decreased by $196,000, or 3.0%, to $6,232,000 for the six-month period ended June 30, 2004 from $6,428,000 for the comparable period in 2003. This decrease was related primarily to the decline in service revenues relating to our divested hemodynamic monitoring line. Service revenues for the six-month period ended June 30, 2003 included service revenues of $555,000 related to this divested line, compared to $221,000 for the six month period ended June 30, 2004.

     Gross Profit

     Gross profit increased by $2,390,000, or 14.7%, to $18,676,000 for the six-month period ended June 30, 2004 from $16,286,000 for the comparable period in 2003. Gross margin increased to 43.1% for the six-month period ended June 30, 2004 from 39.7% for the comparable period in 2003. The increase in gross margin was due primarily to the results of cost reductions that were realized after we completed the consolidation of our manufacturing operations at the end of the fourth quarter of 2003. To a lesser extent, the increase in gross profit was due to the results of product cost reduction initiatives, including design cost reductions and other reductions in the cost of purchased components of our products. In addition, during the six-month period ended June 30, 2003, we recognized an acquisition-related charge to cost of revenues of $300,000, reflecting an upward adjustment to Burdick’s inventory valuation from Burdick’s historical cost at the acquisition date. This charge to cost of revenues represented an adverse impact to gross profit of approximately 0.7 percentage points. There was no similar charge in the six-month period ended June 30, 2004.

     Gross profit from systems revenues increased by $2,765,000, or 20.6%, to $16,202,000 for the six-month period ended June 30, 2004 from $13,437,000 for the comparable period in 2003. Gross margin from systems revenues increased to 43.7% for the six-month period ended June 30, 2004 from 38.9% for the comparable period in 2003. This increase in gross margin was due primarily to the cost reductions realized from our manufacturing facility consolidation and the product cost reduction measures referred to above. The acquisition-related charge to cost of systems revenues of $300,000 recognized during the six-month period ended June 30, 2004 represented an adverse impact to gross profit from systems revenues of approximately 0.9 percentage points during the six-month period ended June 30, 2003.

     Gross profit from service revenues decreased by $375,000, or 13.2%, to $2,474,000 for the six-month period ended June 30, 2004 from $2,849,000 for the comparable period in 2003. Gross margin from service revenues decreased to 39.7% for the six-month period ended June 30, 2004 from 44.3% for the comparable period in 2003. This decrease in gross margin was attributable to a combination of a change in the service parts sales mix, which fluctuated due to the sale of our hemodynamic monitoring business, increases in service staffing levels to provide enhanced support to our customers and the temporary effects in the first quarter of 2004 of inefficiencies and changes relating to the recent conversion of our enterprise resource planning system.

     Operating Expenses

     Research and development expenses decreased by $449,000, or 11.0%, to $3,627,000 for the six-month period ended June 30, 2004 from $4,076,000 for the comparable period in 2003. This decrease was due primarily to staffing reductions associated with the sale of our hemodynamic monitoring product line. As a percentage of revenues, research and development expenses decreased to 8.4% for the six-month period ended June 30, 2004 from 9.9% for the comparable period in 2003. This decrease was attributed to lower labor costs and higher revenues during the six-month period ended June 30, 2004 over the comparable period in 2003.

     Sales and marketing expenses decreased by $79,000, or 0.9%, to $8,738,000 for the six-month period ended June 30, 2004 from $8,817,000 for the comparable period in 2003. This decrease was due primarily to staffing reductions associated with the sale of our hemodynamic monitoring product line, partially offset by increases in staffing and in commission expense associated with higher revenues during the six-month period ended June 30, 2004 over the comparable period in 2003. As a percentage of revenues, sales and marketing expenses decreased to 20.2% for the six-month period ended June 30, 2004 from 21.5% for the comparable period in 2003. This primarily reflects an increase in revenues for the six-month period ended June 30, 2004 over the comparable period in 2003.

     General and administrative expenses, excluding stock-based compensation expense, increased by $68,000, or 1.7%, to $4,037,000 for the six-month period ended June 30, 2004, from $3,969,000 for the comparable period in 2003. This increase was the net effect of a variety of factors, none of which were individually material. As a percentage of revenues, general and administrative expenses, excluding stock-based compensation, decreased to 9.3% for the six-month period ended June 30, 2004 from 9.7% for the comparable period in 2003. This primarily reflects an increase in revenues for the six-month period ended June 30, 2004 over the comparable period in 2003.

     Stock-based compensation expense for the six-month period ended June 30, 2004 was $36,000, which was the same as the amount expensed for the comparable period in 2003. Stock-based compensation expense for both periods relates to the intrinsic value of stock options granted in 2001.

     Other Income and Expense

     Total other income was $573,000 for the six-month period ended June 30, 2004, compared to other expense of $125,000 for the comparable period in 2003. This change was due primarily to the gain recorded on the sale of our hemodynamic monitoring business of $633,000. In addition, our interest expense for the six-month period ended June 30, 2004 decreased by approximately $77,000 due primarily to a decline in average borrowings on our bank line of credit over the comparable period in 2003, which was offset with interest income during the six-month period ended June 30, 2003 of $32,000 associated with outstanding balances related to our putable warrants. These warrants were retired in May 2003. There were no such warrants outstanding during the comparable period in 2004.

     Income Taxes

     Income tax provisions recorded in the six-month period ended June 30, 2004 were due to estimated federal alternative minimum tax and state income tax liabilities.

     During the six-month period ended June 30, 2004, net operating loss carryforwards were utilized to offset taxable income. As a result, our current federal income tax provision has been estimated using alternative minimum tax rates rather than federal statutory rates. We continue to provide a full valuation allowance against deferred tax assets. Based on a number of factors, including the Company’s prior history of operating losses, we have not determined that it is more likely than not that we will realize the future benefits of a significant portion of our deferred tax assets. Various factors, such as our operating results, may cause our conclusions to change in the future. The full impact of any adjustment to the valuation allowance will be recognized in the period of adjustment by adjusting goodwill, equity, and income from continuing operations, as appropriate. If and when the valuation allowance against deferred tax assets is eliminated, we will be required to recognize income tax expense at statutory rates.

Liquidity and Capital Resources

     Net cash flows from operating activities were $688,000 for the three-month period ended June 30, 2004, compared to $290,000 for the comparable period in 2003. Net cash flows from operating activities of $688,000 for the three-month period ended June 30, 2004 were due primarily to net income, excluding non-cash income and non-cash expenses, of $1,469,000 and a decrease in inventories of $551,000, which was partially offset by an increase in accounts receivable of $1,126,000 and a decrease in accrued liabilities of $325,000.

     Net cash flows from operating activities were $123,000 for the six-month period ended June 30, 2004, compared to net cash flows used in operating activities of $688,000 for the comparable period in 2003. Net cash flows from operating activities of $123,000 for the six-month period ended June 30, 2004 were due primarily to net income, excluding non-cash income and non-cash expenses, of $2,946,000 and a decrease in inventories of $457,000, which was partially offset by an increase in accounts receivable of $1,058,000 and a decrease in accrued liabilities of $1,854,000.

     Cash and cash equivalents at June 30, 2004 increased from balances at December 31, 2003 due primarily to completion of our public equity offering in June of 2004 and receipt of the net proceeds. Cash and cash equivalents, net of debt, at June 30, 2004 was $15,549,000. This compares to total debt, net of cash, of $532,000 at December 31, 2003. Accounts receivable at June 30, 2004 increased from balances at December 31, 2003 due principally to an increase in revenues near the end of the period. Inventories decreased at June 30, 2004 from balances at December 31, 2003 due principally to the transfer of inventory related to the Company’s hemodynamic monitoring line to the purchaser of the line and to management’s implementation of inventory reduction measures. Accrued liabilities at June 30, 2004 decreased from balances at December 31, 2003 due principally to the payment during the six-month period ended June 30, 2004 of accrued year-end compensation relating to 2003 sales and operating results, accrued costs relating to the consolidation of manufacturing operations and other accrued liabilities.

     Net cash flows used for investing activities of $79,000 for the three-month period ended June 30, 2004 consisted of $79,000 for capital expenditures. Net cash flows from investing activities of $1,893,000 for the three-month period ended June 30, 2003 were due primarily to a refund on the Burdick acquisition price of $2,297,000, which was partially offset with purchases of capital equipment related to our enterprise resource planning, or ERP, system conversion.

     Net cash flows used for investing activities of $240,000 for the six-month period ended June 30, 2004 consisted of $115,000 for capital expenditures and $125,000 for the purchase of technology for use in future products. We are obligated to pay an additional $125,000 related to the purchase of technology, which is due in the third quarter of 2004 and is included in accrued liabilities on our balance sheet at June 30, 2004. In connection with the purchase of technology, we have a royalty obligation per system sold, which will be expensed to cost of revenues, and bears no minimum commitments. Net cash flows used for investing activities of $20,056,000 for the six-month period ended June 30, 2003 were due primarily to our investment in Burdick of approximately $19,372,000 net of cash acquired, payments of acquisition costs and a refund from the reduction in the purchase price. In addition, we made capital equipment expenditures of $792,000, which were primarily for the purchase of our enterprise resource planning system, offset by proceeds received from sales of capital equipment of $108,000.

     Net cash flows provided from financing activities of $14,958,000 for the three-month period ended June 30, 2004 were due primarily to proceeds from our public equity offering of $15,791,000, net of payments of offering expenses, and proceeds from exercises of stock options and issuance of shares under our employee stock purchase plan of $181,000, offset partially by net repayments on our credit line of $923,000 and a debt payment of $91,000 related to the note payable issued in the treadmill manufacturing business acquisition. Net cash flows used for financing activities of $2,017,000 for the three-month period ended June 30, 2003 were primarily the result of net repayments on our credit line of $1,855,000, a debt payment of $91,000 related to the note payable issued in the treadmill manufacturing business acquisition and a payment of $296,000 for the redemption of putable warrants, partially offset with proceeds from exercises of stock options and issuance of shares under our employee stock purchase plan of $225,000.

     Net cash flows provided from financing activities of $15,662,000 for the six-month period ended June 30, 2004 were due primarily to proceeds from our public equity offering of $15,791,000, net of payments of offering expenses, and proceeds from exercises of stock options and issuance of shares under our employee stock purchase plan of $407,000, offset partially with net repayments on our credit line of $354,000 and debt payments of $182,000 related to the note payable issued in the treadmill manufacturing business acquisition. Net cash flows provided from financing activities of $2,265,000 for the six-month period ended June 30, 2003 were primarily the result of net borrowings on our credit line of $2,474,000 and proceeds from exercises of stock options and issuance of shares under our employee stock purchase plan of $269,000, which was partially offset by debt payments of $182,000 related to the note payable issued in the treadmill manufacturing business acquisition and a payment of $296,000 for the redemption of putable warrants.

     We anticipate that our future operating cash flow, existing cash balances and borrowings available to us under credit facilities will be sufficient to meet our operating expenses, working capital requirements, capital expenditures and other obligations for at least twelve months. We anticipate that our credit facility will be renewed or replaced upon its expiration on December 30, 2004. However, we believe that failure to renew or replace this facility will not have a material adverse effect on our liquidity.

Sale of Hemodynamic Monitoring Product Line

     On October 21, 2003, we announced the sale of our hemodynamic monitoring product line. As consideration, we received $1,000,000 in cash on October 21, 2003 and a note receivable of $750,000, due October 21, 2004. The buyer may pay additional contingent consideration of up to $1,500,000 based on future sales of the buyer’s products to our previous hemodynamic products customers. Based on our post-closing transitional responsibilities, which extended into the second quarter of 2004, we previously deferred the recognition of any gain on the transaction. During the second quarter of 2004, we completed all remaining substantive obligations related to the sale of this line and, accordingly, we recognized a gain of $633,000 on the transaction. This gain includes contingent consideration which has been earned through June 30, 2004 of $55,000. Contingent consideration received after this period will be recognized as income in the period in which it is received.

Public Equity Offering

     In June 2004, we consummated a public offering of our common stock as more fully described in our prospectus dated May 25, 2004 filed with the Securities and Exchange Commission. In the offering, we sold 1,605,976 shares of common stock at a price of $10.50 per share. Proceeds from the offering were $15,452,000 , net of underwriting discounts and offering expenses. In addition, a selling shareholder, as named in the prospectus, sold 1,394,024 shares of common stock in this offering. We did not receive any proceeds from the sale of shares by the selling shareholder.

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

     Our quarterly revenues and operating results have varied in the past and may continue to vary in the future due to a number of factors, many of which are outside of our control. Factors contributing to these fluctuations may include:

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

We may make future acquisitions, which involve numerous risks that could impact our business and results of operations.

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

     Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” requires that we cease amortization of goodwill and other intangible assets determined to have indefinite lives, and established a method of testing these assets for impairment on an annual or on an interim basis if certain events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value. We also evaluate intangible assets determined to have finite lives for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors such as a decline in our market value below our book value for an extended period of time. In the case of intangible assets with indefinite lives, we evaluate whether events or circumstances continue to support an indefinite useful life. We evaluate the estimated lives of all intangible assets on an annual basis, including those with indefinite lives, to determine if events and circumstances continue to support an indefinite useful life or the remaining useful life, as applicable, or if a revision in the remaining period of amortization is required. The amount of any such annual or interim impairment charge could be significant, and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

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

     The success of our business depends in part on key managerial, sales and technical personnel, as well as our ability to continue to attract and retain additional highly qualified personnel. We compete for such key personnel with other companies, academic institutions, government entities, and other organizations. We do not have agreements whereby our employees agree not to compete with us, nor do we maintain key person life insurance on any of our executive officers. Our ability to maintain and expand our business may be impaired if we are unable to retain our current key personnel, hire or retain other qualified personnel in the future, or if our key personnel decided to join a competitor or otherwise compete with us.

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

     As a result, we may be unable to offer products similar to, or more desirable than, those offered by our competitors, market our products as effectively as our competitors, price our products competitively or otherwise respond successfully to competitive pressures. In addition, our competitors may be able to offer discounts on competing products as part of a “bundle” of non-competing products, systems, and services that they sell to our customers, and we may not be able to profitably match those discounts. Our competitors may develop technologies and products that are more effective than those we currently offer or that render our products obsolete or noncompetitive. In addition, the timing of the introduction of competing products into the market could affect the market acceptance and market share of our products. If we are unable to develop competitive products, gain regulatory approval or clearance and supply sufficient quantities of such products to the market as quickly and effectively as our competitors, market acceptance of our products may be limited, and our revenues and operating results may suffer.

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

     In December 2002, in order to provide additional funding for the acquisition of Burdick, we established a $12.0 million revolving credit facility with Silicon Valley Bank, with available borrowings subject to certain accounts receivable and inventory provisions. This facility has a term of two years. We had no outstanding borrowings under the facility at June 30, 2004. The credit facility contains standard negative covenants and restrictions on actions by us, including but not limited to, activity related to our common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes in, or disposition of our assets. Certain of these actions may be taken by us with the consent of the lender. The credit agreement requires that we meet certain financial covenants, namely a minimum tangible net worth measure. We may in the future enter into additional debt arrangements that contain similar or additional covenants. If we are unable to maintain the financial performance necessary to comply with the financial covenants in the credit agreement or in other debt arrangements we enter into, we may be deemed in breach our obligations and these covenants, which could result in an acceleration of our debt. In addition, these financial covenants may limit our ability to incur additional debt. Any of these events could adversely affect the value of our common stock, and our access to capital could be negatively impacted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We develop products in the U.S. and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our products are currently priced in U.S. dollars and are translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. Interest income is sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term investments bearing variable rates.

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

     There has been no change in our internal control over financial reporting during the three-month period ended June 30, 2004 in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     We are not currently a party to any material legal proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Stockholders held on May 14, 2004, the following action was taken:

1.	Election of Directors

	For	Withheld
W. Robert Berg	9,827,120	17,074
Jue-Hsien Chern	9,827,091	17,103

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit 10.34*	Employment Agreement between Quinton Cardiology Systems, Inc. and Allan Criss dated as of March 1, 2004

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

     On April 27, 2004, pursuant to Item 12 of Form 8-K, we furnished a press release announcing results for the fiscal quarter ended March 31, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINTON CARDIOLOGY SYSTEMS, INC.
By:	/s/ Michael K. Matysik
Michael K. Matysik
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: July 30, 2004