Form 10-Q
period 2004-09-30
QUINTON CARDIOLOGY SYSTEMS INC
filed 2004-11-09
CIK 1166409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-49755

QUINTON CARDIOLOGY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3300396
(State of Incorporation)	(IRS Employer Identification No.)

3303 Monte Villa Parkway
Bothell, Washington 98021
(Address of principal executive offices)

(425) 402-2000
(Registrant’s telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES☒ NO☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES☒ NO☐

     The number of shares outstanding of the registrant’s common stock as of November 1, 2004 was 14,036,783.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	September 30,
	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$185	$17,774
Accounts receivable, net of allowance for doubtful accounts	12,480	13,848
Inventories	12,690	10,802
Prepaid expenses and other current assets	1,419	1,549

Total current assets	26,774	43,973
Machinery and equipment, net of accumulated depreciation and amortization	4,918	4,320
Intangible assets, net of accumulated amortization	5,672	5,700
Investment in unconsolidated entity	1,000	1,000
Goodwill	9,953	9,690

Total assets	$48,317	$64,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$354	$—
Current portion of long term debt	363	91
Accounts payable	6,183	5,993
Accrued liabilities	7,349	4,406
Warranty liability	2,059	2,009
Deferred revenue	4,499	4,365

Total current liabilities	20,807	16,864
Deferred tax liability	1,180	1,194

Total liabilities	21,987	18,058

Minority interest in consolidated entity	198	163
Shareholders’ Equity:
Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares outstanding in 2003 or 2004	—	—
Common stock (65,000,000 shares authorized), $0.001 par value, 12,214,905 and 14,031,583 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	45,617	61,804
Deferred stock-based compensation	(106)	(52)
Accumulated deficit	(19,379)	(15,290)

Total shareholders’ equity	26,132	46,462

Total liabilities and shareholders’ equity	$48,317	$64,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2004	2003	2004
Revenues:
Systems	$17,747	$19,434	$52,308	$56,502
Service	3,287	3,064	9,715	9,296

Total revenues	21,034	22,498	62,023	65,798

Cost of Revenues:
Systems	10,669	10,800	31,793	31,666
Service	1,777	1,798	5,356	5,556

Total cost of revenues	12,446	12,598	37,149	37,222

Gross profit	8,588	9,900	24,874	28,576

Operating Expenses:
Research and development	1,969	1,882	6,045	5,509
Write off of purchased in-process research and development projects	—	—	1,290	—
Sales and marketing	4,519	4,768	13,336	13,506
General and administrative, excluding stock-based compensation expense	1,838	1,974	5,807	6,011
Stock-based compensation	18	18	54	54

Total operating expenses	8,344	8,642	26,532	25,080

Operating income (loss)	244	1,258	(1,658)	3,496
Other Income (Expense):
Interest income	—	54	10	75
Interest expense	(63)	(16)	(221)	(97)
Interest income, putable warrants	—	—	32	—
Other income (expense), net	2	17	(7)	650

Total other income (expense)	(61)	55	(186)	628

Income (loss) before income taxes and minority interest in consolidated entity	183	1,313	(1,844)	4,124
Income tax provision	(4)	—	(13)	(70)

Income (loss) before minority interest in consolidated entity	179	1,313	(1,857)	4,054
Minority interest in loss of consolidated entity	4	5	24	35

Net income (loss)	$183	$1,318	$(1,833)	$4,089

Net income (loss) per share – basic	$0.02	$0.09	$(0.15)	$0.31

Net income (loss) per share – diluted	$0.01	$0.09	$(0.15)	$0.29

Weighted average shares outstanding – basic	12,168,390	13,940,839	12,131,066	13,001,058

Weighted average shares outstanding – diluted	13,052,236	14,699,294	12,131,066	13,951,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2004	2003	2004
Operating Activities:
Net income (loss)	$183	$1,318	$(1,833)	$4,089
Adjustments to reconcile net income (loss) to net cash flows from operating activities–
Depreciation and amortization	420	392	1,393	1,180
Loss on disposal of equipment	—	—	6	4
Gain on sale of hemodynamic monitoring business	—	—	—	(633)
Amortization of deferred stock-based compensation	18	18	54	54
Interest income, putable warrants	—	—	(32)	—
Deferred taxes	—	4	—	14
Write off of purchased in-process research and development	—	—	1,290	—
Minority interest in loss of consolidated entity	(4)	(5)	(24)	(35)
Changes in operating assets and liabilities, net of businesses acquired and divested:
Accounts receivable	(783)	(310)	81	(1,368)
Inventories	158	563	2,315	1,020
Prepaid expenses and other current assets	239	50	344	(60)
Accounts payable	336	25	(2,317)	(190)
Accrued liabilities	627	372	(508)	(1,482)
Warranty liability	5	(1)	(4)	(35)
Deferred revenue	183	72	(71)	63

Net cash flows from operating activities	1,382	2,498	694	2,621

Investing Activities:
Purchases of machinery and equipment	(275)	(228)	(1,067)	(343)
Purchase of technology	—	—	—	(125)
Proceeds from sale of machinery and equipment	—	—	108	—
Purchase of Burdick, Inc., net of cash acquired	(13)	—	(19,385)	—

Net cash flows used in investing activities	(288)	(228)	(20,344)	(468)

Financing Activities:
Borrowings (repayments) on bank line of credit, net	(1,591)	—	883	(354)
Payments of long term debt	(90)	(90)	(272)	(272)
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	135	329	404	736
Payment of note payable in connection with purchase of technology	—	(125)	—	(125)
Redemption of putable warrants	—	—	(296)	—
Proceeds from issuance of stock, net of issuance costs	—	(340)	—	15,451

Net cash flows from (used in) financing activities	(1,546)	(226)	719	15,436

Net change in cash and cash equivalents	(452)	2,044	(18,931)	17,589
Cash and cash equivalents, beginning of period	903	15,730	19,382	185

Cash and cash equivalents, end of period	$451	$17,774	$451	$17,774

Supplemental disclosure of cash flow information:
Cash paid for interest	$84	$17	$224	$100

Supplemental disclosure of noncash investing and financing activities:
Note issued in connection with purchase of technology	$—	$—	$—	$125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

     Quinton Cardiology Systems, Inc. (“QCS”) is a Delaware corporation. QCS and its subsidiary, Quinton Cardiology, Inc. (“Quinton”) and its majority owned Shanghai-Burdick joint venture are referred to herein as the Company. The Company develops, manufactures, markets and services a family of advanced cardiology products used in the diagnosis, monitoring and management of patients with heart disease.

2. Summary of Significant Accounting Policies

     Basis of Presentation

     The condensed financial statements present the Company on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. The condensed consolidated balance sheet dated September 30, 2004, the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2003 and 2004 and the condensed consolidated statements of cash flows for the three and nine-month periods ended September 30, 2003 and 2004 have been prepared by the Company and are unaudited. The condensed consolidated balance sheet dated December 31, 2003 was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The notes to the audited consolidated financial statements included in the Company’s annual report on form 10-K for the fiscal year ended December 31, 2003 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company for the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.

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

     Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables” with respect to determining when and how to allocate revenue from sales with multiple deliverables. The EITF 00-21 consensus provides a framework for determining when and how to allocate revenue from sales with multiple deliverables based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted this consensus during the three-month period ended September 30, 2003. The adoption of this consensus resulted in the Company deferring revenues representing the value of installation obligations associated with the sales of our systems. During the three-month period ended September 30, 2004, this deferral increased approximately $3,000 to $226,000.

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

     The following table sets forth the computation of basic and diluted weighted average common shares outstanding for the three and nine-month periods ended September 30, 2003 and 2004:

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2004	2003	2004
Shares (denominator basic and diluted):
Weighted average common shares for basic calculation	12,168,390	13,940,839	12,131,066	13,001,058
Incremental shares from employee stock options	883,846	758,455	—	950,732

Weighted average shares for diluted calculation	13,052,236	14,699,294	12,131,066	13,951,790

     For the three and nine-month periods ended September 30, 2004, 868,223 and 297,741, respectively, stock options were excluded from the computation of diluted income per share as their impact was antidilutive. For the three-month period ended September 30, 2003, 385,276 stock options were excluded from the computation of diluted income per share as their impact was antidilutive. For the nine-month period ended September 30, 2003, 1,398,890 stock options were excluded from the computation of diluted loss per share as their impact was antidilutive. If the Company had reported net income during the nine-month period ended September 30, 2003, the calculation of earnings per share would have included the dilutive effect of these potential common shares using the treasury stock method.

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

     Had compensation cost been determined based on the fair value of the option awards at the grant dates during the three and nine-month periods ended September 30, 2003 and 2004, consistent with the provisions of SFAS 123, the Company’s reported net income (loss) would have been the pro forma amounts indicated below (amounts in thousands except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2004	2003	2004
Net income (loss) – as reported	$183	$1,318	$(1,833)	$4,089
Add back: Total stock-based employee compensation expense included in reported loss, net of related tax effects	18	18	54	54
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(348)	(567)	(918)	(1,543)

Net income (loss) – pro forma	$(147)	$769	$(2,697)	$2,600

Net income (loss) per share – as reported – basic	$0.02	$0.09	$(0.15)	$0.31
Net income (loss) per share – as reported – diluted	$0.01	$0.09	$(0.15)	$0.29
Net income (loss) per share – pro forma – basic	$(0.01)	$0.06	$(0.22)	$0.20
Net income (loss) per share – pro forma – diluted	$(0.01)	$0.05	$(0.22)	$0.19

     The fair value of each employee option grant is established on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during 2003 and 2004: zero dividend yield; risk-free interest rate of 3.5% and 3.8%, respectively; volatility of 85% and 70%, respectively; and expected lives of seven years. The weighted-average fair value of options granted in 2003 and 2004 was $4.89 and $6.40, respectively.

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

     Goodwill

     Goodwill represents the excess of costs over the estimated fair values of net assets acquired in connection with our acquisitions of the medical treadmill manufacturing line in 2002 and Spacelabs Burdick, Inc. (“Burdick”) in 2003, which, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” is not being amortized. Also in accordance with SFAS No. 142, the Company tests goodwill for impairment at the reporting unit level on an annual basis and between annual tests in certain circumstances. The Company has determined that it has two reporting units, consisting of the Quinton Cardiology reporting unit and the Shanghai-Burdick joint venture reporting unit.

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

     Intangible Assets

     The Company’s intangible assets are comprised primarily of a trade name, developed technology and customer relationships, most of which were acquired in our acquisition of Burdick. Management uses judgment to estimate the fair value of each of these intangible assets. The judgment about fair value is based on expectations of future cash flows and an appropriate discount rate. Management also uses judgment to estimate the useful lives of each intangible asset. The Company believes the Burdick trade name, with a carrying value of $3,400,000, has an indefinite life, and accordingly does not amortize the trade name. The Company evaluates this conclusion annually and makes a judgment about whether there are factors that would limit the ability to benefit from the trade name in the future. If there were such factors, the Company would start amortizing the trade name. The Company also tests the indefinite life trade name intangible asset for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. With respect to developed technology and customer relationship intangible assets, the Company also evaluates the remaining useful lives annually to evaluate whether the intangible assets are impaired. For the trade name, this evaluation is performed annually or if events occur that suggest there may be an impairment loss, and involves comparing the carrying amount to the Company’s estimate of fair value. For developed technology and customer relationship intangible assets, this evaluation would be performed if events occur that suggest there may be an impairment loss. If we conclude that any of our intangible assets are impaired, we would record this as a loss on our statement of operations and as a reduction to the intangible asset. The Company recorded amortization expense for identifiable intangibles of $84,000 and $81,000 for the three-month periods ended September 30, 2003 and 2004, respectively, and $301,000 and $242,000 for the nine-month periods ended September 30, 2003 and 2004, respectively.

     Purchase Accounting

     SFAS No. 141, “Business Combinations,” requires that the purchase method of accounting be used for all business combinations and establishes specific criteria for the recognition of intangible assets separately from goodwill. In connection with the Company’s acquisitions of the medical treadmill manufacturing line and Burdick, the Company allocated the respective purchase prices plus transaction costs to estimated fair values of assets acquired and liabilities assumed. These purchase price allocation estimates were made based on our estimates of fair values.

3. Public Equity Offering

     In June 2004, the Company consummated a public offering of its common stock as more fully described in its prospectus dated May 25, 2004 filed with the Securities and Exchange Commission. In the offering, the Company sold 1,605,976 shares of common stock at a price of $10.50 per share. Proceeds from the offering were approximately $15,451,000, net of underwriting discounts and offering expenses. In addition, a selling shareholder, as named in the prospectus, sold 1,394,024 shares of common stock in this offering. The Company did not receive any proceeds from the sale of shares by the selling shareholder.

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

     All of the acquired in-process research and development was written off during the nine-month period ended September 30, 2003, resulting in a charge to operating expenses of $1,290,000.

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

     A deferred income tax liability was recorded related to the trade name, which has no tax basis. Because of the indefinite life of the trade name, this liability was not used to reduce the valuation allowance against existing deferred income tax assets.

     Minority Interest

     As part of the acquisition of Burdick, the Company acquired 56% ownership of Shanghai Burdick Medical Instrument Co., LTD. (“Shanghai-Burdick”). The Shanghai-Burdick joint venture has a limited life of thirty years, terminating in 2030. If the joint venture is terminated, the Company would be required to liquidate the net assets of the joint venture and distribute proceeds to the partners. Assuming the joint venture was to have been terminated effective September 30, 2004, the Company estimates that such net proceeds allocable to the minority interest would approximate the carrying value of the minority interest recorded in the accompanying unaudited consolidated balance sheet, which was $163,000 at September 30, 2004.

5. Consolidation of Manufacturing Operations

     During the third quarter of 2003, the Company announced plans to consolidate its Deerfield, Wisconsin and Bothell, Washington manufacturing and production activities to its Deerfield location. As a result of the related transition activities, the Company recognized certain charges to cost of revenues relating to severance and other consolidation related activities of approximately $1,418,000 during the third and fourth quarters of 2003. The Company completed this consolidation by the end of 2003.

     Changes in the Company’s accrued liabilities for the nine-month period ended September 30, 2004 related to the consolidation of manufacturing operations were as follows (amounts in thousands):

Manufacturing consolidation liabilities as of December 31, 2003	$324
Costs paid during the period	(324)

Manufacturing consolidation liabilities as of September 30, 2004	$—

6. Inventories

     Inventories were valued at the lower of cost, on an average cost basis, or market and were comprised of the following (amounts in thousands):

	December 31,	September 30,
	2003	2004
Raw materials	$9,708	$7,544
Finished goods	2,982	3,258

Total inventories	$12,690	$10,802

7. Borrowings

     In connection with the 2003 acquisition of Burdick, the Company established a line of credit on December 30, 2002. Borrowings under the line of credit are currently limited to the lesser of $12,000,000 or an amount based on eligible accounts receivable and eligible inventories. Substantially all of the Company’s assets are pledged as collateral for the line of credit. This line of credit bears interest at the greater of (i) a variable rate ranging from the bank’s prime rate plus a minimum of 0.5% to a maximum of 1.5% based on a funded debt to Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) ratio, which amounted to 5.25% at September 30, 2004, or (ii) $9,000 per month. In addition, unused balances under this facility bear monthly fees equal to 0.50% per annum on the difference between the maximum credit limit and the average daily principal balance during the month. The current line of credit expires on December 30, 2004. At September 30, 2004, the Company had no borrowings under this line of credit and had capacity to borrow $10,235,000 based on eligible accounts receivable and eligible inventory.

8. Putable Warrants

     In connection with a loan in 1998, the Company issued warrants to purchase 123,536 shares of Series A convertible preferred stock with an exercise price of $0.01 per share that were immediately exercisable. Upon completion of the Company’s initial public offering in 2002, the conversion rights associated with the Company’s Series A convertible preferred stock resulted in the warrants being exercisable for 63,092 shares of common stock at an exercise price equal to $0.02 per share. At the holders’ option, the Company was required to make a cash payment to the holder equal to the fair value of the shares issuable upon exercise of the warrants. On July 22, 2002, a holder of 21,632 putable warrants exercised a put option for cash when the fair value of the shares was approximately $158,000. On May 21, 2003, the holder of the remaining 41,460 putable warrants exercised a put option for cash when the fair value of the shares was approximately $296,000. Changes in the fair value of this liability are recorded in the statements of operations as interest income (expense), putable warrants. There were no warrants outstanding as of September 30, 2004.

9. Warranty Liability

     Changes in the warranty liability for the nine months ended September 30, 2003 and 2004 were as follows (amounts in thousands):

Warranty liability as of December 31, 2003	$2,059
Charged to cost of revenues	986
Warranty expenditures	(1,036)

Warranty liability as of September 30, 2004	$2,009

Warranty liability as of December 31, 2002	$1,089
Charged to cost of revenues	1,017
Warranty expenditures	(1,021)
Warranty liability acquired from Burdick, Inc.	1,016

Warranty liability as of September 30, 2003	$2,101

10. Contingencies

     Legal Matters

     The Company is a defendant in various legal matters arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters is not expected to have a material effect on the Company’s consolidated financial statements as a whole.

11. Sale of Hemodynamic Monitoring Product Line

     On October 21, 2003, the Company sold its hemodynamic monitoring product line. As consideration, the Company received $1,000,000 in cash and a note payable for $750,000, which was paid on October 20, 2004. The buyer may pay additional contingent consideration of up to $1,500,000 based on future sales of the buyer’s products to our previous hemodynamic products customers, of which approximately $77,000 in contingent consideration has been received through September 30, 2004.

     Based on the Company’s post-closing transition responsibilities, which extended into the second quarter of 2004, the Company deferred the recognition of any gain on the transaction until its transition responsibilities were fulfilled. The Company recognized a gain in the second quarter of 2004 of $633,000 on the transaction, including the effect of the contingent consideration received through June 30, 2004. Contingent consideration received after June 30, 2004 was recognized as income in the period in which it was earned.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q, including future results of operations or financial position, are forward-looking. We use words such as anticipate, believe, expect, future, intend and similar expressions to identify forward-looking statements. These forward-looking statements reflect management’s current expectations and involve risks and uncertainties. Our actual results could differ materially from results that may be anticipated by such forward-looking statements. The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Certain Factors That May Affect Future Results or the Trading Price of our Common Stock” below, those discussed elsewhere in this report and those discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

     Results of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2004	2003	2004
	(as a percentage of revenues)		(as a percentage of revenues)
Revenues:
Systems	84.4%	86.4%	84.3%	85.9%
Service	15.6	13.6	15.7	14.1

Total revenues	100.0	100.0	100.0	100.0

Gross Profit:
Systems (as a percentage of systems revenues)	39.9	44.4	39.2	44.0
Service (as a percentage of service revenues)	45.9	41.3	44.9	40.2

Gross profit	40.8	44.0	40.1	43.4

Operating Expenses:
Research and development	9.4	8.3	9.8	8.4
Write off of purchased in-process research and development	—	—	2.1	—
Sales and marketing	21.5	21.2	21.5	20.5
General and administrative, excluding stock-based compensation expense	8.7	8.8	9.4	9.1
Stock-based compensation	0.0	0.1	0.0	0.1

Total operating expenses	39.6	38.4	42.8	38.1

Operating income (loss)	1.2	5.6	(2.7)	5.3

Total other income (expense)	(0.3)	0.2	(0.3)	1.0
Income tax provision	(0.0)	0.0	(0.0)	(0.1)
Minority interest in loss of consolidated entity	0.0	0.0	0.0	0.0

Net income (loss)	0.9%	5.8%	(3.0)%	6.2%

Three-Month Period Ended September 30, 2004 Compared to the Three-Month Period Ended September 30, 2003

     Revenues

     Revenues increased by $1,464,000, or 7.0%, to $22,498,000 for the three-month period ended September 30, 2004 from $21,034,000 for the comparable period in 2003. Revenues for the three-month period ended September 30, 2003 included sales of $918,000 related to the hemodynamic monitoring product line. We divested this product line in the third quarter of 2003, but continued to provide service to the related customers through April, 2004.

     Systems revenues increased by $1,687,000, or 9.5%, to $19,434,000 for the three-month period ended September 30, 2004 from $17,747,000 for the comparable period in 2003. Systems revenues for the three-month period ended September 30, 2003 included $641,000 related to our divested hemodynamic monitoring line. Systems revenues for the three-month period ended September 30, 2004 did not include any sales from the divested line. The growth in systems revenues was attributable to continued strong sales in most of our core product lines.

     Service revenues decreased by $223,000, or 6.8%, to $3,064,000 for the three-month period ended September 30, 2004 from $3,287,000 for the comparable period in 2003. Service revenues for the three-month period ended September 30, 2003 included $277,000 related to our divested hemodynamic monitoring product line. Service revenues for the three-month period ended September 30, 2004 did not include any sales from the divested line. The increase in service revenues apart from the decline related to the hemodynamic monitoring line was due to increases in services relating to our other product lines.

     Gross Profit

     Gross profit increased by $1,312,000, or 15.3%, to $9,900,000 for the three-month period ended September 30, 2004, from $8,588,000 for the comparable period in 2003. Gross margin increased to 44.0% for the three-month period ended September 30, 2004 from 40.8% for the comparable period in 2003. The increase in gross margin was primarily attributable to the results of cost reductions that were realized after we completed the consolidation of our manufacturing operations at the end of the fourth quarter of 2003 and the results of product cost reduction initiatives, including design cost reductions and other reductions in the cost of purchased components of our products. A charge to cost of revenues of $262,000 related to the consolidation of our manufacturing operations was included in our cost of sales for the three-month period ended September 30, 2003, thereby reducing gross profit. This adversely impacted gross margin by 1.2 percentage points in that period.

     Gross profit from systems revenues increased by $1,556,000, or 22.0%, to $8,634,000 for the three-month period ended September 30, 2004 from $7,078,000 for the comparable period in 2003. Gross margin from systems revenues increased to 44.4% for the three-month period ended September 30, 2004 from 39.9% for the comparable period in 2003. The increase in gross margin was primarily attributable to the cost reductions relating to our manufacturing facility consolidation and the other product cost reduction measures referred to above. In addition, systems gross profit for the three-month period ended September 30, 2003 included a $240,000 charge related to the consolidation of our manufacturing operations, which is discuss above. There was no similar charge in the current year.

     Gross profit from service revenues decreased by $244,000, or 16.2%, to $1,266,000 for the three-month period ended September 30, 2004 from $1,510,000 for the comparable period in 2003. Gross margin from service revenues decreased to 41.3% for the three-month period ended September 30, 2004 from 45.9% for the comparable period in 2003. The decrease in gross margin was principally attributable to the combination of a change in the service parts sales mix, which fluctuated due to the sale of our hemodynamic monitoring business, and, to a lesser extent, to increases in service staffing levels to provide enhanced support to our customers. In addition, service gross profit for the three-month period ended September 30, 2003 included a $22,000 charge related to the consolidation of our manufacturing operations, which is discuss above. There was no similar charge in the current year.

     Operating Expenses

     Research and development expenses decreased by $87,000, or 4.4%, to $1,882,000 for the three-month period ended September 30, 2004 from $1,969,000 for the comparable period in 2003. This decrease was primarily the result of staffing reductions associated with the sale of our hemodynamic monitoring product line. As a percentage of revenues, research and development expenses decreased to 8.3% for the three-month period ended September 30, 2004 from 9.4% for the comparable period in 2003. This decrease was attributable to lower labor costs and higher revenues during the three-month period ended September 30, 2004 over the comparable period in 2003.

     Sales and marketing expenses increased by $249,000, or 5.5%, to $4,768,000 for the three-month period ended September 30, 2004 from $4,519,000 for the comparable period in 2003. This increase was due principally to variable selling expenses associated with higher sales volumes. As a percentage of revenues, sales and marketing expenses decreased to 21.2% for the three-month period ended September 30, 2004 from 21.5% for the comparable period in 2003. This primarily reflects an increase in revenues for the three-month period ended September 30, 2004 over the comparable period in 2003.

     General and administrative expenses, excluding stock-based compensation expense, increased by $136,000, or 7.4%, to $1,974,000 for the three-month period ended September 30, 2004, from $1,838,000 for the comparable period in 2003. This increase was principally the result of increased audit fees and consulting costs associated with documentation and testing of internal controls in compliance with Section 404 of the Sarbanes-Oxley Act. As a percentage of revenues, general and administrative expenses, excluding stock-based compensation, increased to 8.8% for the three-month period ended September 30, 2004 from 8.7% for the comparable period in 2003, due primarily to the increase in costs referred to above, offset by an increase in revenues for the three-month period ended September 30, 2004 over the comparable period in 2003.

     Stock-based compensation expense for the three-month period ended September 30, 2004 was $18,000, which was the same as the amount expensed for the comparable period in 2003. Stock-based compensation expense for both periods relates to the intrinsic value of stock options granted in 2001. We expect to record stock-based compensation expense in the fourth quarter of 2004 at a level similar to the amount recorded in the third quarter of 2004.

     Other Income and Expense

     Total other income was $55,000 for the three-month period ended September 30, 2004, compared to other expense of $61,000 for the comparable period in 2003. This change was principally the result of interest income earned on our substantially increased average cash balances for the three-month period ended September 30, 2004 as compared to interest paid on net borrowings during the comparable period in 2003. Other income during the three-month period ended September 30, 2004 also includes $17,000 in contingent consideration earned during the period relating to the sale of our divested hemodynamic monitoring line.

     Income Taxes

     During the three-month period ended September 30, 2004, net operating loss carryforwards were utilized to offset taxable income. We continue to provide a full valuation allowance against deferred tax assets. Based on a number of factors, including the Company’s prior history of operating losses, we have not determined that it is more likely than not that we will realize the future benefits of a significant portion of our deferred tax assets. Various factors, such as our operating results, may cause our conclusions to change in the future. The full impact of any adjustment to the valuation allowance will be recognized in the period of adjustment by adjusting goodwill, equity, and income from continuing operations, as appropriate. If and when the valuation allowance against deferred tax assets is eliminated, we will be required to recognize income tax expense at statutory rates.

Nine-Month Period Ended September 30, 2004 Compared to the Nine-Month Period Ended September 30, 2003

     Revenues

     Revenues increased by $3,775,000, or 6.1% to $65,798,000 for the nine-month period ended September 30, 2004 from $62,023,000 for the comparable period in 2003. Revenues for the nine-month period ended September 30, 2003 included sales of $2,591,000 related to our hemodynamic monitoring product line. We divested this product line in the third quarter of 2003, but continued to provide service to the related customers through April 2004.

     Systems revenues increased by $4,194,000, or 8.0% to $56,502,000 for the nine-month period ended September 30, 2004 from $52,308,000 for the comparable period in 2003. Systems revenues for the nine-month period ended September 30, 2003 included $1,759,000 related to our divested hemodynamic monitoring product line. Systems revenues for the nine-month period ended September 30, 2004 did not include any sales from the hemodynamic monitoring product line. The growth in our systems revenues during the nine months ended September 30, 2004 was attributable to continued strong sales in most of our product lines.

     Service revenues decreased by $419,000, or 4.3%, to $9,296,000 for the nine-month period ended September 30, 2004 from $9,715,000 for the comparable period in 2003. This decrease was related primarily to the decline in service revenues relating to our divested hemodynamic monitoring line. Service revenues for the nine-month period ended September 30, 2003 included $832,000 related to this divested line, compared to $221,000 for the nine month period ended September 30, 2004.

     Gross Profit

     Gross profit increased by $3,702,000, or 14.9%, to $28,576,000 for the nine-month period ended September 30, 2004 from $24,874,000 for the comparable period in 2003. Gross margin increased to 43.4% for the nine-month period ended September 30, 2004 from 40.1% for the comparable period in 2003. The increase in gross margin was primarily attributable to the results of cost reductions that were realized from the consolidation of our manufacturing operations, which was completed at the end of the fourth quarter of 2003, partially offset by a decline in service margin. To a lesser extent, the increase in gross profit was due to the results of product cost reduction initiatives, including design cost reductions and other reductions in the cost of purchased components of our products. In addition, gross profit for the nine-month period ended September 30, 2003 included both a manufacturing consolidation charge of $262,000 and an acquisition-related charge of $300,000, reflecting an upward adjustment to Burdick’s inventory valuation from Burdick’s historical cost at the acquisition date. There were no similar charges in the nine-month period ended September 30, 2004.

     Gross profit from systems revenues increased by $4,321,000, or 21.1%, to $24,836,000 for the nine-month period ended September 30, 2004 from $20,515,000 for the comparable period in 2003. Gross margin from systems revenues increased to 44.0% for the nine-month period ended September 30, 2004 from 39.2% for the comparable period in 2003. This increase in gross margin resulted primarily from the cost reductions realized from our manufacturing facility consolidation and the product cost reduction measures referred to above. In addition, gross margin from systems revenues for the nine-month period ended September 30, 2003 included a manufacturing consolidation charge of $240,000 and an acquisition related charge of $300,000, collectively representing an adverse impact to gross margin from systems revenues of approximately 1.0 percentage point. There were no similar charges during the nine-month period ended September 30, 2004.

     Gross profit from service revenues decreased by $619,000, or 14.2%, to $3,740,000 for the nine-month period ended September 30, 2004 from $4,359,000 for the comparable period in 2003. Gross margin from service revenues decreased to 40.2% for the nine-month period ended September 30, 2004 from 44.9% for the comparable period in 2003. This decrease in gross margin was attributable to a combination of a reduction in service revenues associated with the sale of our hemodynamic monitoring business, increases in service staffing levels to provide enhanced support to our customers and the temporary effects in the first quarter of 2004 of inefficiencies relating to the conversion of our enterprise resource planning system.

     Operating Expenses

     Research and development expenses decreased by $536,000, or 8.9%, to $5,509,000 for the nine-month period ended September 30, 2004 from $6,045,000 for the comparable period in 2003. This decrease was primarily the result of staffing reductions associated with the sale of our hemodynamic monitoring product line. As a percentage of revenues, research and development expenses decreased to 8.4% for the nine-month period ended September 30, 2004 from 9.8% for the comparable period in 2003. This decrease was attributable to lower labor costs and higher revenues during the nine-month period ended September 30, 2004 over the comparable period in 2003.

     Sales and marketing expenses increased by $170,000, or 1.3%, to $13,506,000 for the nine-month period ended September 30, 2004 from $13,336,000 for the comparable period in 2003. This increase was primarily attributable to increases in commission expense associated with higher revenues, partially offset by staffing reductions associated with the sale of our hemodynamic monitoring product line. As a percentage of revenues, sales and marketing expenses decreased to 20.5% for the nine-month period ended September 30, 2004 from 21.5% for the comparable period in 2003. This primarily reflects an increase in revenues for the nine-month period ended September 30, 2004 over the comparable period in 2003.

     General and administrative expenses, excluding stock-based compensation expense, increased by $204,000, or 3.5%, to $6,011,000 for the nine-month period ended September 30, 2004, from $5,807,000 for the comparable period in 2003. This increase was principally the result of increased audit fees and consulting costs associated with documentation and testing of internal controls in compliance with Section 404 of the Sarbanes-Oxley Act. As a percentage of revenues, general and administrative expenses, excluding stock-based compensation, decreased to 9.1% for the nine-month period ended September 30, 2004 from 9.4% for the comparable period in 2003. This primarily reflects an increase in revenues for the nine-month period ended September 30, 2004 over the comparable period in 2003.

     Stock-based compensation expense for the nine-month period ended September 30, 2004 was $54,000, which was the same as the amount expensed for the comparable period in 2003. Stock-based compensation expense for both periods relates to the intrinsic value of stock options granted in 2001.

     Other Income and Expense

     Total other income was $628,000 for the nine-month period ended September 30, 2004, compared to other expense of $186,000 for the comparable period in 2003. The primary component of other income in 2004 was the gain recorded on the sale of our hemodynamic monitoring business of $650,000. During the nine-month period ended September 30, 2004, interest income largely offset interest expense, as interest paid on net borrowings during the first part of the period was largely offset by interest income earned on invested cash balances during the latter part of the period. During the same period of 2003, we incurred higher interest expense as our average borrowings were higher.

     Income Taxes

     Income tax provisions recorded in the nine-month period ended September 30, 2004 were due principally to minimum state and local taxes

     During the nine-month period ended September 30, 2004, net operating loss carryforwards were utilized to offset taxable income. We continue to provide a full valuation allowance against deferred tax assets. Based on a number of factors, including the Company’s prior history of operating losses, we have not determined that it is more likely than not that we will realize the future benefits of a significant portion of our deferred tax assets. Various factors, such as our operating results, may cause our conclusions to change in the future. The full impact of any adjustment to the valuation allowance will be recognized in the period of adjustment by adjusting goodwill, equity, and income from continuing operations, as appropriate. If and when the valuation allowance against deferred tax assets is eliminated, we will be required to recognize income tax expense at statutory rates.

Liquidity and Capital Resources

     Net cash flows from operating activities were $2,498,000 for the three-month period ended September 30, 2004, compared to $1,382,000 for the comparable period in 2003. Net cash flows from operating activities of $2,498,000 for the three-month period ended September 30, 2004 was due primarily to net income, excluding non-cash income and non-cash expenses, of $1,727,000, a decrease in inventories of $563,000 and an increase in accrued liabilities of $372,000, which was partially offset by an increase in accounts receivable of $310,000.

     Net cash flows from operating activities were $2,621,000 for the nine-month period ended September 30, 2004, compared to $694,000 for the comparable period in 2003. Net cash flows from operating activities of $2,621,000 for the nine-month period ended September 30, 2004 was due primarily to net income, excluding non-cash income and non-cash expenses, of $4,673,000 and a decrease in inventories of $1,020,000, which was partially offset by an increase in accounts receivable of $1,368,000 and a decrease in accrued liabilities of $1,482,000.

     Cash and cash equivalents at September 30, 2004 increased from balances at December 31, 2003 due primarily to the receipt of proceeds from the completion of our public equity offering in June of 2004 and to cash generated from operations during the period. Cash and cash equivalents, net of debt, at September 30, 2004 was $17,683,000. This compares to total debt, net of cash, of $532,000 at December 31, 2003. Accounts receivable at September 30, 2004 increased from balances at December 31, 2003 due principally to an increase in revenues near the end of the third quarter of 2004, as compared to the end of the fourth quarter of 2003. Inventories decreased at September 30, 2004 from balances at December 31, 2003 due principally to the transfer of inventory related to the Company’s hemodynamic monitoring line to the purchaser of the line and to management’s implementation of inventory reduction measures. Accrued liabilities at September 30, 2004 decreased from balances at December 31, 2003 due principally to payments during the nine-month period ended September 30, 2004 of accrued year-end compensation relating to 2003 sales and operating results, accrued costs relating to the consolidation of manufacturing operations and other accrued liabilities.

     Net cash flows used in investing activities of $468,000 for the nine-month period ended September 30, 2004 consisted of $343,000 for capital expenditures and $125,000 for the purchase of technology for use in future products. In connection with a purchase of technology, we were obligated to pay an additional $125,000, which was paid during the third quarter of 2004. We also have a future royalty obligation related to the technology purchase for each unit sold. Such royalties will be expensed to cost of revenues when incurred. There are no minimum commitments under this obligation. Net cash flows used in investing activities of $20,344,000 for the nine-month period ended September 30, 2003 related primarily to our investment in Burdick of approximately $19,385,000 net of cash acquired, payments of acquisition costs and a refund from the reduction in the purchase price. In addition, during the nine-months ended September 30, 2003, we made capital equipment expenditures of $1,067,000, which were primarily for the purchase of our enterprise resource planning system, offset by proceeds received from sales of capital equipment of $108,000.

     Net cash flows used in financing activities of $226,000 for the three-month period ended September 30, 2004 related primarily to payments of $340,000 in previously accrued issuance costs associated with our public equity offering, a debt payment of $90,000 related to the note payable issued in the treadmill manufacturing business acquisition and a payment of $125,000 related to an obligation issued in connection with a purchase of technology, partially offset by proceeds from exercises of stock options and the issuance of shares under our employee stock purchase plan aggregating $329,000. Net cash flows used in financing activities of $1,546,000 for the three-month period ended September 30, 2003 was primarily the result of net repayments on our credit line of $1,591,000 and a debt payment of $90,000 related to the note payable issued in the treadmill manufacturing business acquisition, partially offset by proceeds from exercises of stock options and the issuance of shares under our employee stock purchase plan of $135,000.

     Net cash flows from financing activities of $15,436,000 for the nine-month period ended September 30, 2004 relate primarily to proceeds from our public equity offering of $15,451,000, net of payments of issuance costs, and proceeds from exercises of stock options and the issuance of shares under our employee stock purchase plan of $736,000, offset partially by net repayments on our credit line of $354,000, debt payments of $272,000 related to the note payable issued in the treadmill manufacturing business acquisition and a payment of $125,000 related to an obligation issued in connection with a purchase of technology. Net cash flows from financing activities of $719,000 for the nine-month period ended September 30, 2003 was primarily the result of net borrowings on our credit line of $883,000 and proceeds from exercises of stock options and the issuance of shares under our employee stock purchase plan of $404,000, which was partially offset by debt payments of $272,000 related to the note payable issued in the treadmill manufacturing business acquisition and a payment of $296,000 for the redemption of putable warrants.

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

Sale of Hemodynamic Monitoring Product Line

     On October 21, 2003, we announced the sale of our hemodynamic monitoring product line. As consideration, we received $1,000,000 in cash and a note payable for $750,000, which was paid on October 20, 2004. The buyer may pay additional contingent consideration of up to $1,500,000 based on future sales of the buyer’s products to our previous hemodynamic products customers. Based on our post-closing transitional responsibilities, which extended into the second quarter of 2004, we previously deferred the recognition of any gain on the transaction. During the second quarter of 2004, we completed all remaining substantive obligations related to the sale of this line and, accordingly, we recognized a gain of $633,000 on the transaction. In addition, during the three months ended September 30, 2004 we recognized $17,000 in additional contingent consideration which was earned during the period.

Public Equity Offering

     In June 2004, we consummated a public offering of our common stock as more fully described in our prospectus dated May 25, 2004 filed with the Securities and Exchange Commission. In the offering, we sold 1,605,976 shares of common stock at a price of $10.50 per share. Proceeds from the offering were $15,451,000, net of underwriting discounts and offering expenses. In addition, a selling shareholder, as named in the prospectus, sold 1,394,024 shares of common stock in this offering. We did not receive any proceeds from the sale of shares by the selling shareholder.

     Certain Factors that May Affect Future Results or the Trading Price of our Common Stock

     In addition to the other information contained in this report, the following risk factors could affect our actual results and could cause our actual results to differ materially from those achieved in the past or expressed in our forward-looking statements or could cause the trading price of our common stock to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or negatively impact the trading price of our common stock.

The unpredictability of our quarterly revenues and operating results may cause the trading price of our stock to decrease.

          Our quarterly revenues and operating results have varied in the past and may continue to vary in the future due to a number of factors, many of which are outside of our control. Factors contributing to these fluctuations may include:

•	the impact of acquisitions, divestitures, strategic alliances, and other significant corporate events;

•	changes in our ability to obtain products and product components that are manufactured for us by third parties, such as Holter monitors, as well as variations in prices of these products and product components;

•	delays in the development or commercial introduction of new versions of products and systems;

•	the ability to attain and maintain production volumes and quality levels for our products and product components;

•	effects of domestic and foreign economic conditions on our industry and/or customers;

•	the successful implementation of our system-oriented sales approach;

•	changes in the demand for our products and systems;

•	varying sales cycles that can take up to a year or more;

•	changes in the mix of products and systems we sell, which could affect our revenue levels as well as our gross margins;

•	unpredictable budgeting cycles of our customers;

•	delays in obtaining regulatory clearance for new versions of our products and systems;

•	increased product and price competition;

•	the impact of regulatory changes on the availability of third-party reimbursement to customers of our products and systems;

•	the loss of key personnel;

•	the loss of key distributors or distribution companies; and

•	seasonality in the sales of our products and systems.

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

          As part of our growth strategy, we intend to selectively acquire other businesses, product lines, assets, or technologies. Successful execution of our acquisition strategy depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions. Acquisitions involve numerous risks, including the following:

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

          The rate of market acceptance of our current or future products and systems may impact our operating results. In addition, we may experience design, manufacturing, marketing or other difficulties that could delay or prevent our development, introduction or marketing of new versions of our products. Such difficulties and delays could adversely affect our gross profit expectations and/or cause our development expenses to increase and harm our operating results.

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

          The diagnostic cardiology systems market is highly competitive and we expect competition to intensify in the future. Some of our competitors are larger companies, such as General Electric Company and Koninklijke Philips Electronics N.V., and may have:

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

Our reliance on a principal manufacturing facility may impair our ability to respond to natural disasters or other unforeseen catastrophic events.

          Our principal manufacturing facility is located in a single building in Deerfield, Wisconsin. Despite precautions taken by us, a natural disaster or other unanticipated catastrophic events at this building could significantly impair our ability to manufacture our products and operate our business. Our facility and certain manufacturing equipment would be difficult to replace and could require substantial replacement lead-time. Such catastrophic events may also destroy any inventory of product or components. While we carry insurance for natural disasters and business interruption, the occurrence of such an event could result in losses that exceed the amount of our insurance coverage, which would impair our financial results.

Compliance with changing regulation of corporate governance, public disclosure and accounting matters may result in additional expenses.

          Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the SEC and The NASDAQ Stock Market, as well as new accounting pronouncements, are creating uncertainty and additional complexities for companies. To maintain high standards of corporate governance, public disclosure and financial reporting, we continue to invest resources to comply with evolving standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating and cost management activities.

We are dependent upon licensed and purchased technology for some of our products, and we may not be able to renew these licenses or purchase agreements in the future.

          We license and purchase technology from third parties for features in some of our products. We anticipate that we will need to license and purchase additional technology to remain competitive. We may not be able to renew our existing licenses and purchase agreements or to license and purchase other technologies on commercially reasonable terms or at all. If we are unable to renew our existing licenses and purchase agreements or we are unable to license or purchase new technologies, we may not be able to offer competitive products.

Delaware law and provisions in our charter could make the acquisition of our company by another company more difficult.

          Certain provisions of our certificate of incorporation and bylaws may make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire us. This could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws allow us to issue preferred stock without any vote or further action by the stockholders, eliminate the right of stockholders to act by written consent without a meeting, provide that special meetings of stockholders may be called only by our board of directors, the chairman of our board, or our president, specify advance notice procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings, and eliminate cumulative voting in the election of directors. Moreover, our board of directors is divided into three classes, with directors in each class elected to staggered three year terms, and directors may only be removed by the stockholders for cause. Some provisions of Delaware law could also delay or make more difficult a third party’s efforts to effect a merger with or tender offer for us, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. Similar provisions under Washington law may also apply. The possible issuance of preferred stock, our classified board, procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of our company, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock.

Future changes in the accounting treatment for employee stock options may cause adverse unexpected fluctuations and affect our reported results of operations.

          We currently elect to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with the provisions of SFAS 123, we apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock option plans. Under this election, we account for stock options granted to employees using the intrinsic value method of accounting. Under this method, employee stock-based compensation expense is based on the difference, if any, between the fair value of our stock and the exercise price of the award on the grant date. On March 31, 2004, the Financial Accounting Standards Board, or FASB, the principle United States accounting standards setting organization, issued a draft accounting pronouncement, referred to as the exposure draft, which, if implemented, will require us to record an expense for all outstanding unvested stock options and grants of new stock options effective for fiscal periods beginning after June 15, 2005. The exposure draft would also require us to record an expense for our employee stock purchase plan. There is considerable uncertainty as to how the final pronouncement will deal with those issues and certain portions of the exposure draft may change. If we are required to change our accounting policy in accordance with this exposure draft, our reported earnings, beginning in the third quarter of 2005, would most likely be significantly negatively impacted.

If we eliminate the valuation allowance against our deferred tax assets, we will be required to recognize income tax expense at statutory rates in future periods, which will materially adversely impact our net income.

          We account for income taxes pursuant to the provisions of SFAS No.109, “Accounting for Income Taxes.” We have recorded a valuation allowance for the net balance of our deferred tax assets as a result of uncertainties regarding realization of these assets, including our historical lack of profitability, until recently, and the uncertainty as to the sustainability of our recently achieved profitability. The deferred income tax assets primarily relate to net operating losses, “NOL”, we have incurred in prior years and tax credits, both of which are available to reduce income taxes in future periods. As we continue to periodically assess our future operating plans and prospects, we may become convinced that we will remain profitable into the foreseeable future and that the recognition of the benefit of our deferred tax asses has become “more likely than not”, in which case, we would remove some or all of the remaining valuation allowance and recognize on our deferred tax assets. After the valuation allowance has been removed, we would be required to recognize and record federal income tax expense at statutory rates in subsequent periods, which would have an adverse impact on net income. Until our NOL and tax credit carryforwards are exhausted, we will not be required to make cash payments for income taxes other than for federal alternative minimum taxes and some state minimum taxes.

The market price of our stock may be highly volatile.

          During the nine months ended September 30, 2004, our common stock traded between a range of $7.06 and $14.00 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

•	quarterly fluctuations in results of our operations;

•	our ability to successfully commercialize our products;

•	changes in coverage or earnings estimates by analysts;

•	impact of acquisitions, divestitures, strategic alliances, and other significant corporate events;

•	changes in the mix of products and systems we sell, which could affect our gross margins;

•	the loss of key distributors or distribution companies; and

•	seasonality in the sales of our products and systems.

          The market price for our common stock may also be affected by our ability to meet analysts’ expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against the company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business, results of operations and financial condition. See “Item 5: Market for Company’s Common Stock and Related Shareholder Matters” in our Form 10-K for the year ended December 31, 2003 for more information regarding fluctuations in the price of our common stock.

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

     There has been no change in our internal control over financial reporting during the three-month period ended September 30, 2004 in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

          We are not currently a party to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

          None.

Item 6. Exhibits

     (a) Exhibits

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

Date: November 9, 2004