Form 10-K
period 2004-12-31
QUINTON CARDIOLOGY SYSTEMS INC
filed 2005-03-16
CIK 1166409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-49755

Quinton Cardiology Systems, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3300396
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3303 Monte Villa Parkway, Bothell, WA	98021
(Address of Principal Executive Offices)	(Zip Code)

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

     ☑ Yes ☐ No

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock on June 30, 2004 as reported on the Nasdaq National market, was approximately $133,665,208.

     The number of shares of the registrant’s Common Stock outstanding at March 3, 2005 was 14,081,763.

DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive Proxy Statement relating to the registrant’s 2005 annual meeting of shareholders. Such definitive Proxy Statement or an amendment to this Report providing the information required by Part III of this Report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

QUINTON CARDIOLOGY SYSTEMS, INC.

2004 FORM 10-K ANNUAL REPORT

		Page
PART I
Item 1.	Business	1
Item 2.	Properties	24
Item 3.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Shareholders	24

PART II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	25
Item 6.	Selected Financial Data	26
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 8.	Financial Statements and Supplementary Data	41
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42
Item 9A	Controls and Procedures	42
Item 9B	Other Information	42

PART III
Item 10.	Directors and Executive Officers of the Company	44
Item 11.	Executive Compensation	44
Item 12.	Security Ownership of Certain Beneficial Owners and Management	44
Item 13.	Certain Relationships and Related Transactions	46
Item 14.	Principal Accountant Fees and Services	46

PART IV
Item 15.	Exhibits, Financial Statements, and Schedules	47
Signatures		51
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.36
EXHIBIT 10.37
EXHIBIT 10.38
EXHIBIT 10.39
EXHIBIT 10.40
EXHIBIT 10.41
EXHIBIT 10.42
EXHIBIT 10.43
EXHIBIT 10.44
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

 i

PART 1

     This annual report contains forward-looking statements relating to Quinton Cardiology Systems, Inc. These are forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. Actual results may vary significantly from the results expressed or implied in these statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. These forward-looking statements reflect management’s current expectations and involve risks and uncertainties. Our actual results could differ materially from results that may be anticipated by such forward-looking statements. The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Certain Factors That May Affect Future Results” and those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. The terms “us,” “we” and “our” refer to Quinton Cardiology Systems, Inc. and our wholly owned subsidiary, Quinton Cardiology, Inc.

Item 1. Business

     Overview

     Quinton Cardiology Systems, Inc. is a Delaware corporation which reincorporated from California in May 2003 and is the successor to various entities that have owned and operated a cardiology products business that was originally incorporated in 1966. Quinton Cardiology Systems, Inc., its subsidiary, Quinton Cardiology, Inc., and its majority owned joint venture, Shanghai Quinton Medical Device Co., Ltd. (“Shanghai- Quinton”), are referred to in this report as “we” or the “Company”.

     We develop, manufacture, market and service a family of advanced cardiology products used in the diagnosis, monitoring and management of patients with heart disease. Our products include electrocardiographs (ECGs), stress test systems, Holter monitoring systems, cardiac rehabilitation telemetry systems, ECG management systems, medical treadmills and patented electrodes. We also sell a variety of ancillary cardiology products and consumables related to our principal products. We market our products under the Quinton and Burdick brand names.

     On February 28, 2005, we entered into a definitive agreement to combine with Cardiac Science, Inc, a manufacturer of automated external defibrillators, or AEDs, based in Irvine, California. The transaction, which was unanimously approved by the boards of directors of both companies, requires the approval of our stockholders and Cardiac Science’s stockholders and is subject to regulatory review and other customary closing conditions. We currently anticipate that the merger will close during the third quarter of 2005. To effect the combination, the parties have formed a holding company, which we sometimes refer to as Newco in this report, and Quinton Cardiology Systems and Cardiac Science will be merged with newly formed acquisition subsidiaries of the holding company. Upon the closing of the transaction, each outstanding share of our common stock will be converted to the right to receive 0.77184895 share of common stock of Newco and each outstanding share of Cardiac Science’s common stock will be converted to the right to receive 0.10 share of common stock of Newco. In connection with the transaction, the holders of Cardiac Science’s outstanding senior debt and related warrants have agreed to cancel those securities in exchange for 2,843,915 shares of Newco common stock and a cash payment in the amount of $20 million. Based on the exchange ratios and the companies’ outstanding shares at February 28, 2005, our stockholders will hold approximately 48.7%, and Cardiac Science’s stockholders, together with the holders of its outstanding senior debt and warrants, will hold approximately 51.3%, of Newco’s shares of common stock issued and outstanding immediately after the closing. The common stock of the Newco, which will be renamed Cardiac Science Corporation at the time of closing, will trade on the Nasdaq National Market under the symbol “DFIB” subject to the approval of the Nasdaq Stock Market.

     Industry Background

     The American Heart Association reports in 2004 that there are over 64 million patients in the U.S. with active or developing heart disease. Heart disease is the leading cause of death in the U.S. The American Heart Association also estimates the direct cost of treating heart disease and stroke at nearly $226 billion annually, representing 13% of all domestic healthcare spending. Based on industry reports and management estimates, we believe that combined 2004 sales in the markets in which we compete were in excess of $1 billion. These industry reports and management estimates also suggest these markets are growing at an aggregate annual rate of approximately 4%, with two components within the industry, the cardiac rehabilitation and cardiology data management markets, growing at annual rates of approximately 13% and 12%, respectively.

     Cardiovascular care facilities provide patients with a variety of diagnostic and treatment techniques ranging from risk assessment and stress testing to complex surgeries and rehabilitation services. Diagnostic cardiology systems are crucial to cardiovascular care. Clinicians use diagnostic cardiology systems to assess the presence and severity of cardiac disease, and to monitor the efficacy of treatments such as drugs, interventions, operations, and device implants. Effective delivery of cardiovascular care requires that the entire process of recording, storing, analyzing, retrieving and distributing diagnostic cardiology data be as rapid and cost effective as possible.

     Despite the technological and clinical advances in cardiology, healthcare providers face significant challenges in delivering consistent and high quality cardiovascular care. Healthcare reform continues to place increasing pressure on providers of cardiovascular care to see and treat more patients faster. Increasingly, healthcare is moving outside of the hospital setting into physician offices and other outpatient facilities. In addition, the need to control costs, increase efficiencies and manage data has introduced new factors into the decision making process for technology utilization. This changing healthcare environment has resulted in the following critical needs:

•	systems and services tailored to the workflow needs of clinicians to improve efficiencies and reduce training times;

•	products that are easy to use and intuitive to physicians and clinicians outside of the hospital setting;

•	technologies that can effectively digitize, store and manage data from a variety of sources and be scaled from single offices to wide area networks;

•	products that are implemented using standards such as DICOM and HL-7 for connectivity, to minimize the effort and expense required to integrate data across multiple sources;

•	tools to improve the management of resources by tracking and trending cost efficiencies in healthcare delivery systems, thus providing data to payors which differentiate among competitive providers;

•	methods for preserving and propagating healthcare data from legacy systems;

•	flexible systems that will easily operate with and take advantage of emerging technologies from multiple vendors; and

•	progressive migration to network and Internet technologies within a security structure that meets HIPAA requirements.

     Diagnostic cardiology systems that meet these needs and challenges will have a significant opportunity and advantage in the marketplace.

     Quinton Solution

     We provide and service a family of advanced cardiology products that deliver reliable, cost effective solutions for cardiologists and other healthcare providers, ranging from primary to acute care settings. Our products are easy to use, with simple, intuitive user interfaces. Many of our cardiology products are built on a Microsoft Windows-based software architecture designed to integrate critical data capture, provide enterprise level access to data, and scale to meet the requirements of a variety of cardiovascular care facility environments. We believe our cardiology products provide our customers solutions for overcoming many of the challenges they face, including the following key benefits:

     Ease of use. Our products feature intuitive user interfaces that are designed with significant input from clinicians and technologists to address the needs of providers and patients. Many of our products automate many of the data collection functions by uploading patient information to a database for easy retrieval. Many of our products use standard computer components and require minimal configuration. We have designed our interfaces to conform to the particular clinical procedure rather than adapting the procedure to the device. Additionally, users can customize the interface to meet their unique requirements. We believe this functionality enhances clinical success by allowing the user to concentrate on the patient and procedure. Conversely, some products offered by our competitors require significantly more interaction with the device. In addition, we believe the ease of use features of our products enable our customers to use our systems with significantly lower training requirements and higher productivity than competing products that do not offer customizable user interfaces.

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

     Our Advantages

     We believe our business has several advantages, including:

     Cardiology focus. Our management and research and development team has significant experience in cardiology products, which enables more innovation and rapid commercialization of products and services. We have over fifty field representatives with extensive knowledge of cardiology products and services, which allows us to quickly introduce new products and grow our revenues efficiently.

     Industry leading brands. We believe Quinton and Burdick are among the most respected names in the field of cardiology. Quinton’s founder, Wayne Quinton, developed the first treadmill designed for cardiac stress testing in

1953. Since 1966, Quinton has manufactured and sold high quality, reliable advanced cardiology products. Burdick has been an innovator in medical devices since 1913 and in cardiology since 1949. We believe we have enjoyed recognition in electrocardiographs, stress test systems, Holter monitors, rehabilitation telemetry systems, and cardiology data management systems and are known for a high level of service, which drives customer loyalty and strong relationships with healthcare providers.

     Large installed base. We believe we have the largest installed base of stress test systems and rehabilitation telemetry systems in the United States. In addition, we have a large installed base of Holter monitors, electrocardiographs, and cardiology data management systems. Management estimates that our installed base exceeds 50,000 units worldwide. Our installed base presents a substantial target market for future sales of products, systems, and software upgrades, as well as related service and consumables.

     Commitment to innovation. We have invested on average approximately 9.3% of our revenues over the last three years on research and development efforts. Our research and development efforts contributed to the release of new versions of products in most of our major product categories in 2002, 2003 and 2004. We believe many of our products represent the leading technology in the principal markets we serve. We have also been recognized for our product innovation by various industry organizations.

     Global distribution network. We believe that our comprehensive global distribution network focused on the cardiology market distinguishes us from our competitors. Our sales organization consists of a direct sales force focused on acute care, a team of internal sales specialists focused on primary care supporting U.S.-based distribution companies and a network of international distributors providing sales and service in approximately ninety countries. Our sales organization possesses extensive experience and expertise in advanced cardiology products. In addition, we have a national service organization whose work enhances customer satisfaction and retention, and supports our sales force with cross-selling capabilities. We believe our global distribution network has the ability to support the sale of additional new products, whether developed internally or acquired.

     Experienced management team. Our management team has significant experience in the medical device sector and in managing high-growth technology companies. Many of our senior executives have had key roles in organizations with larger operations, and have a history of creating value for customers and shareholders. In addition, our management team has significant experience in acquiring and integrating businesses with existing operations, as demonstrated by the acquisition and integration of Burdick.

     Growth Strategy

     Our growth strategy is to expand our domestic installed base through sales of new versions of our products, to increase our penetration of international markets through product localization and alliances, to develop industry-leading connectivity solutions for cardiology products, and to pursue strategic mergers and acquisitions.

     Increase U.S. market share. We target our installed base for future sales of products, systems and software upgrades, as well as service and consumables to support new and existing products. We utilize our direct sales force to focus on the acute care market, principally selling Quinton branded products. We complement this sales effort through our well-established distribution network, which is focused on the primary care physician market and principally sells Burdick branded products. We plan to expand domestic sales by offering new and improved products and services, and by leveraging our comprehensive distribution network.

     Expand international sales. We have generated approximately 6.9% of our revenues from international sales over the last three years. We believe that international markets, particularly in Europe and Asia, represent a significant opportunity to increase our sales by selectively localizing our products. We have developed products and systems to be compatible with regulatory and compliance standards in international markets. We plan to address this opportunity by leveraging our international distribution network and through partnerships with, and acquisitions of, providers of cardiology related products and service. For example, we have a well established strategic alliance with one of the leading providers of cardiology products in Japan to distribute our Q-Stress system in that country.

     Improve connectivity. We offer and continue to develop systems that enable customers to extract electrocardiographic and other data from stand-alone devices, link together disparate diagnostic and monitoring devices, and automate the storage, retrieval and processing of cardiology data. These connectivity features address significant unmet needs in the diagnostic cardiology systems market, which should increase demand for, and lead to incremental sales of our other products and services. We also continue to develop products that enable our customers to connect to an increasing number of devices and data systems from multiple vendors to enhance their abilities to analyze and manage clinical data. In addition, we believe our continued innovation in providing connectivity options will increase our potential to form strategic alliances with companies in related diagnostic, monitoring, and management areas that will enhance revenue by providing access to additional sales opportunities.

     Pursue strategic mergers and acquisitions. We plan to pursue other acquisitions of businesses, product lines, assets, or technologies that are complementary to our business or offer us other benefits, such as enhanced clinical or technological value, expanded geographical reach, and additional sales or research and development capabilities. The fragmentation of the cardiology industry offers an excellent opportunity for growth through selective acquisitions. We believe our brand, distribution capabilities, and the proven acquisition and integration experience of our management team, put us in a position to take advantage of these opportunities. Our pending combination with Cardiac Science exemplifies this element of our growth strategy.

     Our Products

     Revenues from sales of our systems and related consumable products were $37.4 million, $71.6 million and $77.4 million for each of the fiscal years ended December 31, 2002, 2003 and 2004, respectively. Revenues from sales of systems and related consumable products for 2002 do not include historical revenues of Burdick, which we acquired in January 2003. The majority of our cardiology systems range in price from under $10,000 to $100,000, although in some situations our systems sell for amounts that are higher than the upper end of this range.

     In 2003 and 2004, we introduced new versions of products in most of our product lines, and we are currently developing additional new versions of products in each of these product lines. A description of the various systems and consumable products we currently offer includes:

     Electrocardiography systems. We offer a variety of electrocardiography systems that allow physicians to record and analyze the ECG waveform at rest to assess the presence of cardiac disease. These products are offered at various price points and configurations, and cover the spectrum of market needs, ranging from low-cost units targeting physicians’ offices to fully featured units that are designed for the most rigorous clinical and hospital settings.

     Cardiac stress testing systems. Our integrated stress testing systems allow cardiologists and other healthcare providers to monitor and analyze the performance of the heart under stress. Our stress systems record a patient’s heart rate, heart rhythm, blood pressure, and other vital signs during induced stress. Quinton treadmills, specifically designed for cardiac monitoring procedures, provide precise and replicable levels of exertion. Our systems provide real time analysis, charting, and reporting, all of which enable cardiologists and other healthcare providers to diagnose patients’ heart disease more accurately and efficiently.

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

     Cardiac rehabilitation telemetry systems. Our integrated Q-Tel telemetry devices, database products and treadmills monitor the patient’s heart rate, heart rhythm, and ECG waveform data during rehabilitation exercises. Our rehabilitation database provides real time clinical data and trend analysis to enable cardiologists and other healthcare providers to track and assess improvements in cardiovascular function.

     Cardiology data management systems. We provide cardiology data management systems that automate the processing, storage, retrieval and editing of electrocardiographic and other data. Our open architecture strategy provides customers with the flexibility to integrate with an increasing number of devices and data management systems while retaining their current equipment.

     Other systems and supplies. Diagnostic cardiology products often require lead wires and electrodes to be attached to the patient to retrieve and process electrocardiographic activity, as well as thermal chart paper to generate reports. We sell these items, including our patented Quik-Prep electrodes, and provide an array of other complementary cardiology related products, such as blood pressure monitors, spirometers, and defibrillators, among other things.

     Product Support and Maintenance Services

     We provide product installation, repair, and scheduled maintenance services, as well as software and hardware upgrades. Our product support and maintenance organization supports our installed base. Revenues from our support and maintenance services were $9.1 million, $12.8 million and $12.2 million for each of the fiscal years ended December 31, 2002, 2003 and 2004, respectively. The decline in revenues in 2004 compared to 2003 was due primarily to the divestiture of our hemodynamic monitoring line. We continued to provide service, on a gradually declining basis, to the customers with installed Quinton hemodynamic monitoring systems until April 2004, when the buyer of this line assumed all remaining service responsibility. Revenues from support and maintenance services for 2002 do not include historical revenues of Burdick, which we acquired in January 2003.

     Sales and Marketing

     Our sales organization consists of a direct sales force focused on acute care, a team of internal sales specialists focused on primary care that supports U.S.-based distribution companies, and a network of international distributors that provides sales and service in approximately ninety countries. Our sales organization possesses extensive experience and expertise in advanced cardiology products.

     Within the U.S., we market and sell our products, systems and services to hospitals and cardiology clinics, which we refer to as the acute care market, through a dedicated national sales force that has broad experience in selling advanced cardiology products. Each of our sales representatives sells our entire product line and is responsible for a region and a personal sales quota. Within the U.S., we also sell our products to primary care physicians through a well established independent distributor network, supported by a team of internal sales representatives. To complement our domestic sales force and increase our sales to existing customers, we encourage our service personnel to actively seek cross-selling opportunities.

     Outside the U.S., we rely on indirect sales channels, using distributors to offer our products. Our arrangements with distributors are typically territory specific and cover several of our products. We provide our distributors with discounts based on a variety of factors including the annual volume of orders. Our international distribution network is managed by a team of employees or agents living abroad, under the overall direction of a U.S. based international sales director.

     Our sales efforts in the acute care market increasingly target system sales opportunities. Our sales efforts historically promoted stand-alone product sales and were most successful in small and midsize hospitals, rehabilitation clinics, and group cardiology practices. We believe improvements in our technology and changes in customer needs make our products attractive to larger hospitals and physician practices, as well. Our new system-oriented sales approach enables us to adjust to the selling environment of larger facilities, which has grown more complex due to the growing connectivity of devices and systems within healthcare organizations and has increased the technical knowledge required of our sales representatives. In addition, while previous sales efforts have focused on the individual clinician as the customer, our selling process increasingly involves multiple customer representatives with differing expectations, including personnel responsible for information technology and administration.

     Our marketing activity consists primarily of product marketing through product demonstrations, major cardiology meetings, publications in professional journals, telemarketing, and website marketing. In addition, we support the sales efforts of the distributors in the primary care market by providing funding and other support for certain promotional activities. Our marketing efforts emphasize our products’ ease of use, connectivity, quality, and reliability.

     We do not have significant sales backlog. At both December 31, 2003 and 2004, our total sales backlog represented less than 30 days of anticipated sales volume.

     Customer Service and Support

     We believe that a broad range of support services is essential to the successful installation and utilization of our advanced cardiology products. We offer a combination of online, telephone, and on-site technical assistance services, including the ability to have assistance 24 hours a day, seven days a week. We also provide professional services for network analysis, design and implementation, and training and education. Our multiple support programs include basic and extended systems maintenance and parts replacement.

     Our large installed base facilitates the sale of service contracts and warranties and presents a cross-selling opportunity for products that are complementary to our customers’ existing installations. In international markets our distributors provide support and other services.

     Research and Development

     We believe that strong product development capabilities are essential to our strategy of enhancing, developing, and incorporating improved functionality, and maintaining the competitiveness of our products in our core markets. We believe our team of experienced engineers is on the leading edge of software and other technologies in our core markets. Our research and development process is dependent on assessment of customer needs, identification and evaluation of new technologies, and monitoring market acceptance and demand. We have a structured process for undertaking product development projects that involves all functional groups at all levels within our company. This process is designed to provide a framework for defining and addressing the steps, tasks, and activities required to bring product concepts and development projects to market.

     Our research and development expenses were $5.1 million in 2002, $8.1 million, exclusive of a 2003 acquired research and development charge, in 2003 and $7.4 million in 2004. This represents approximately 9.3% of our revenues over that three-year period. Research and development expenses in total dollars and as a percentage of revenues for 2002 do not reflect research and development expenses or revenues of Burdick. During 2002 to 2004, our research and development efforts focused on enhancing and expanding the proven capabilities of our existing product lines, introducing new versions of our products and reducing costs relating to our existing products.

     Technology

     We use object-oriented design based on Microsoft technologies to create the software for many of our systems. We develop our systems’ user interfaces for many of our products using Microsoft tools. In addition, in many cases, the data storage layer has been developed on Microsoft SQL Server. Many of our systems have been designed for network operation and deployment using industry standard TCP/ IP network protocol. Many of our software modules have been developed as objects that can be reused in our other products as needed.

     We are designing many of our systems to meet emerging industry standards for data sharing. Final clinical reports from certain of our products are rendered in Adobe PDF format for easy transmission and viewing in standard browsers. Extensible markup language, or XML, is also used in certain of our products to communicate complex information with third-party systems, and the HL7 messaging standard is supported to enable communications with leading hospital information systems. ECG waveform data can be transmitted in medical industry standard Serial Communication Protocol format through many of our products.

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

     Manufacturing and Supply

     Our manufacturing process consists primarily of assembly and testing of electrocardiographs, stress test systems, Holter monitoring systems, rehabilitation telemetry systems, medical treadmills, electrodes, and various other products. During 2004, we performed these manufacturing activities at our Deerfield, Wisconsin facility and, to a lesser extent, at the facilities of our majority owned joint venture operation in Shanghai, China.

     We also rely upon other third-party suppliers to provide us with various materials used in the production and assembly of our devices and systems. We have long-standing supply relationships for essentially all our outsourced product components. We purchase a portion of our products from third parties on an original equipment manufacturer (OEM) basis.

     We maintain a comprehensive quality assurance and quality control program that includes documentation of all material specifications, operating procedures, equipment maintenance and quality control methods.

     Our quality systems are based on and in compliance with the requirements of ISO 9001/ EN 46001 and the applicable regulations imposed by the FDA on medical device manufacturers.

     Targeted Acquisition Opportunities

     Our growth strategy contemplates mergers and other acquisitions of businesses, product lines, assets or technologies that are complementary to our business or offer us other strategic benefits. Many single-product diagnostic cardiology companies either address markets that are too small to justify national sales and service organizations or lack the capital to build such a distribution and service network. Without a strong distribution channel, industry-leading products can fail to successfully penetrate existing markets. We plan to expand our product lines, leverage the capabilities of our existing sales force and increase sales of our existing and new product lines by selectively acquiring those companies, or assets of companies, with strong differentiated technologies or product lines that complement ours. We believe that our national sales force, our large installed customer base, our technology and experienced management provide us with a suitable platform for acquisitions. In addition to acquisitions of distinct product lines or smaller companies, we may pursue growth through a merger with companies of more significant size. For example, we recently entered into a definitive merger agreement with Cardiac Science, Inc., a publicly traded manufacturer of automated external defibrillators. Assuming the transaction is approved by our and Cardiac Science’s stockholders, and subject to regulatory review and other closing conditions, we expect to close this transaction in the third quarter of 2005.

     Our Competition

     The following chart indicates the most significant competitors for each of our major product lines:

Product	Competitors
Electrocardiography systems	General Electric, Philips, Schiller
Cardiac stress testing systems	General Electric, Philips, Welch Allyn
Holter monitoring systems	Del Mar Reynolds, General Electric, Philips
Cardiac rehabilitation telemetry systems	Life Sensing Instruments, Scott Care
Cardiology data management systems	General Electric, Philips

     We believe that cardiologists and other healthcare providers consider the following factors in determining which products to purchase:

•	quality, accuracy, and reliability;

•	reputation of the provider;

•	relative ease of use;

•	depth and breadth of features;

•	quality of customer support;

•	frequency of updates;

•	flexibility to integrate products with other devices and systems from multiple vendors;

•	availability of third-party reimbursement;

•	conformity to standards of care; and

•	price.

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

     Third-Party Reimbursement

     In the U.S., as well as in foreign countries, government-funded or private insurance programs, commonly known as third-party payers, pay a significant portion of the cost of a patient’s medical expenses. A uniform policy of reimbursement does not exist among all these payers. We believe that reimbursement is an important factor in the success of any medical device.

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

     FDA’s Premarket Clearance and Approval Requirements. Unless an exemption applies, each medical device we seek to commercially distribute in the U.S. must first receive 510(k) clearance or premarket approval from the FDA. The FDA classifies all medical devices into one of three classes. Devices deemed to pose lower risk are placed in either class I or II, which requires the manufacturer to submit to the FDA a 510(k) premarket notification, requesting clearance of the device for commercial distribution in the U.S. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device are placed in class III requiring premarket approval.

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

     The European Union has adopted legislation, in the form of directives to be implemented in each member state, concerning the regulation of medical devices within the European Union. The directives include, among others, the Medical Device Directive that establishes standards for regulating the design, manufacture, clinical trials, labeling, and vigilance reporting for medical devices. Under the European Union Medical Device Directive, medical devices are classified into four classes, I, IIa, IIb, and III, with class I being the lowest risk and class III being the highest risk. Under the Medical Device Directive, a competent authority is nominated by the government of each member state to monitor and ensure compliance with the Directive. The competent authority of each member state then designates a notified body to oversee the conformity assessment procedures set forth in the Directive, whereby manufacturers demonstrate that their devices comply with the requirements of the Directive and are entitled to bear the CE marking. CE is an abbreviation for Conformité Européene (or European Conformity) and the CE marking, when placed on a product, indicates compliance with the requirements of the applicable directive. Medical devices properly bearing the CE marking may be commercially distributed throughout the European Union. We have received CE certification from the British Standards Institution for conformity with the European Union Medical Device Directive, allowing us to CE mark our product lines. This quality system has been developed by the International Organization for Standardization to ensure that companies are aware of the standards of quality to which their products will be held worldwide. While no additional premarket approvals in individual European Union countries are required prior to marketing of a device bearing the CE marking, practical complications with respect to marketing introduction may occur. For example, differences among countries have arisen with regard to labeling requirements. Failure to maintain the CE marking will preclude us from selling our products in the European Union. We may not be successful in maintaining certification requirements necessary for distribution of our products in the European Union.

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

     As of December 31, 2004, we hold various U.S. and foreign patents, which expire at various times between 2009 and 2018. We also have certain patent applications pending before foreign governmental bodies. Our patents and patent applications protect various aspects of our business including: filters for filtering ECG signals, monitoring electrodes and methods of interfacing the monitoring electrodes to a patient, and devices and methods for obtaining, analyzing, and presenting physiological data, such as various cardiology information. We also have perpetual rights to certain patented technology relating to our medical treadmills. In addition, we have registered or applied to register certain trademarks with domestic and certain foreign trademark authorities.

     Our business also depends in part on licenses to use third parties’ software in our product offerings. We believe that the agreements we have in place with these third parties generally provide for such software at fair market value and that, if any such agreements expire or terminate, we would be able to obtain alternative software at comparable prices.

     Employees

     As of December 31, 2004, we had 359 full time employees, including 63 in research and development, 96 in sales and marketing, 68 in technical support services, 79 in manufacturing and supplies operations, and 53 in finance, administration and other areas. These employee totals include 22 employees in our majority owned Shanghai-Quinton joint venture. None of our employees are represented by a labor union, except in China, where substantially all employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

     Foreign Operations

     Sales to customers located outside the United States were approximately $2.8 million, $6.5 million and $5.9 million for the years ended December 31, 2002, 2003 and 2004, respectively. The sales amounts for 2002 do not include historical international sales of Burdick, which we acquired in January 2003. Additional information is provided in Note 2 to the Consolidated Financial Statements “Summary of Significant Accounting Policies – Segment Reporting.”

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

Our business and results of operations may be affected by our announced merger with Cardiac Science, Inc.

     Our announcement of the transaction with Cardiac Science, Inc. may create uncertainty among customers such that one or more large customers, or a significant group of small customers, delays purchase decisions pending consummation of the planned transaction, which could negatively affect our results of operations in future quarters. Decreased revenue could have a variety of adverse effects, including negative consequences to our relationships with, and ongoing obligations to, customers, suppliers, business partners, and others with whom we have business relationships. In addition, our quarterly operating results and revenue could be substantially below the expectations of market analysts, which could cause a decline in our stock price. Cardiac Science’s operations could be similarly impacted by uncertainties created by the pending transaction, which could negatively impact the future operating results of the combined entity assuming the transaction is consummated.

We may suffer additional adverse consequences if the proposed transaction with Cardiac Science is not completed.

     If the planned merger with Cardiac Science is not completed, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•	we would not realize the benefits we expect from becoming part of a combined company with Cardiac Science, such as the potentially enhanced financial position, enhanced product diversity and sales, marketing and distribution capabilities;

•	activities relating to the merger and related uncertainties may divert our management’s attention from our day-to-day business and other potential acquisition opportunities, cause disruptions among our employees and negatively impact our relationships with customers and business partners, thus detracting from our ability to increase revenue and minimize costs and possibly leading to a loss of revenue and market position that we may not be able to regain if the transaction does not occur;

•	the market price of our common stock could decline following an announcement that the merger has been abandoned, to the extent that the current market price reflects a market assumption that the merger will be completed;

•	we could be required to pay Cardiac Science a $4.0 million termination fee if the merger agreement is terminated under certain specified conditions;

•	we would be required to expense approximately $1.0 million or more in transaction related costs that would otherwise be treated as part of the purchase price;

•	we would remain liable for certain costs related to the transaction, such as legal, accounting, financial advisor and financial printing fees; and

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

Even if we consummate our pending transaction with Cardiac Science, the combined company may experience difficulties in integrating the two companies and may not achieve the anticipated benefits of the combination.

     Achieving the benefits of our pending transaction with Cardiac Science will depend on the ability of management of the combined company to successfully integrate the operations of the two companies. The integration of Quinton Cardiology Systems and Cardiac Science will be a complex, time-consuming and expensive process and may disrupt both companies’ businesses if not completed in a timely and efficient manner. Risks to the successful integration of the companies include:

•	the impairment of relationships with employees, customers, distributors, strategic partners and suppliers as a result of integration of management and other key personnel;

•	the potential disruption of the combined company’s ongoing business and distraction of its management;

•	the difficulty of incorporating acquired technology and rights into the product offerings of the combined company;

•	not achieving expected synergies; and

•	unanticipated expenses related to integration of the two companies.

     The combined company may not succeed in addressing these risks or any other problems encountered in connection with the transaction, may not grow at a rate equivalent to the historical growth rates of the two companies, and may not achieve any other benefits anticipated from the merger.

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

Future changes in the accounting treatment for employee stock options may cause adverse fluctuations and affect our reported results of operations.

     We currently elect to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). In accordance with the provisions of SFAS No. 123, we apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock option plans. Under this election, we account for stock options granted to employees using the intrinsic value method of accounting. Under this method, employee stock-based compensation expense is based on the difference, if any, between the fair value of our stock and the exercise price of the award on the grant date. In December 2004, the Financial Accounting Standards Board, or FASB, the principle United States accounting standards setting organization, issued SFAS 123 (revised 2004), “Share-Based Payment,” which, will require us to record an expense for all outstanding unvested stock options and grants of new stock options effective for fiscal periods beginning after June 15, 2005. The pronouncement will also require us to record an expense for our employee stock purchase plan. As a result of changing our accounting policy in accordance with this pronouncement, our reported earnings, beginning in the third quarter of 2005, will be significantly negatively impacted.

Since we reduced the valuation allowance against our deferred tax assets during the fourth quarter of 2004, we will be required to recognize income tax expense at statutory rates in future periods, which will materially adversely impact our net income.

     During the fourth quarter of 2004, we reduced the valuation allowance against our net deferred tax assets and liabilities. As required by SFAS No. 109, “Accounting for Income Taxes”, we did not recognize any tax assets on our balance sheet until it was “more likely than not” that the tax assets would be realized on future tax returns. Based upon a review of historical operating performance and our expectation that we will generate sustainable consolidated net taxable income in the future, we now believe it is more likely than not that the deferred tax assets will be fully utilized. The deferred income tax assets primarily relate to net operating losses, NOL, we have incurred in prior years and tax credits, both of which are available to reduce income taxes in future periods. We will evaluate our ability to utilize our NOL carryforwards in future periods and, in compliance with SFAS No. 109, record any resulting adjustments which may be material to deferred income tax expense. In addition, we will reduce the deferred income tax asset for the benefits of NOL and tax credit carryforwards actually utilized in future periods. Now that the valuation allowance has been reduced, we will be required to recognize and record federal and state income tax expense at statutory rates in future periods, which will have an adverse impact on net income.

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

     We sell our products to the domestic primary care market and to substantially all international markets principally through third party distribution organizations. While we have well established relationships with these distribution organizations, the underlying agreements are generally for periods of one year or less. One of these domestic distribution organizations, Physicians Sales and Service, Inc., accounted for 14% and 15% of our revenues in 2003 and 2004, respectively. If these agreements are cancelled or if we are unable to renew them as they expire, our sales and operating results may suffer materially. Our international distribution relationships may be terminated on little or no notice because we do not generally have long-term contracts with these distributors. Consequently, our success in expanding international sales may be limited if our international distributors lack, or are unable to develop, relationships with important target customers in international markets. If our relationships change with any significant distribution organization, or if any of our distribution organizations devote more effort to selling competing products and systems, our sales and operating results may suffer and our growth may be limited.

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

     Several of our existing management personnel have held their current positions for less than two years, including our Vice President, Acute Care, Vice President, Marketing and Vice President, Engineering. Our future success depends to a significant extent on the ability of our executive officers and other members of our management team to operate effectively, both individually and as a group. Our business may be harmed if we do not successfully allocate responsibilities among our management team or if some of our management do not succeed in their roles.

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

     Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” requires that we cease amortization of goodwill and other intangible assets determined to have indefinite lives, and established a method of testing these assets for impairment on an annual or on an interim basis if certain events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value. We also evaluate intangible assets determined to have finite lives for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors such as a decline in our market value below our book value for an extended period of time. In the case of intangible assets with indefinite lives, we evaluate whether events or circumstances continue to support an indefinite useful life. We evaluate the estimated lives of all intangible assets on an annual basis, including those with indefinite lives, to determine if events and circumstances continue to support an indefinite useful life or the remaining useful life, as applicable, or if a revision in the remaining period of amortization is required. The amount of any such annual or interim impairment charge could be significant, and could have a material adverse effect on our reported financial results for the period in which the charge is taken. We own preferred equity securities of a privately held company, ScImage, Inc., which we account for using the cost method. The fair value of our investment is not readily determinable from published market data, so we use our judgment to estimate the fair value. There can be no assurance that the estimated fair value of this investment will not decline to an amount below its carrying amount, in which case we would be required to record a loss on this investment.

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

The market price of our stock may be highly volatile.

     During the twelve months ended December 31, 2004, our common stock traded between a range of $6.80 and $14.80 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

•	uncertainties created by our pending transaction with Cardiac Science;

•	quarterly fluctuations in results of our operations;

•	our ability to successfully commercialize our products;

•	changes in coverage or earnings estimates by analysts;

•	impact of other acquisitions, divestitures, strategic alliances, and other significant corporate events;

•	changes in the mix of products and systems we sell, which could affect our gross margins;

•	the loss of key distributors or distribution companies; and

•	seasonality in the sales of our products and systems.

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

Item 2. Properties

     We have a facility in Bothell, Washington, which houses our corporate offices and certain of our research and development and customer support services operations, as well as the marketing, finance and administration departments. We occupy approximately 34,000 square feet in this facility. Our lease of the Bothell facility expires in December 2013 with an early termination option in January 2009.

     We also have a facility in Deerfield, Wisconsin, which houses our manufacturing operations and certain of our research and development, customer support services, marketing, finance and administrative functions. This is a 100,000 square foot leased facility. The lease expires in 2008 with two five-year renewal options.

Item 3. Legal Proceedings

     We are subject to various legal proceedings arising in the normal course of business. In the opinion of management, the ultimate resolution of these proceedings is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Shareholders

     No matters were submitted to a vote of the shareholders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

     Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

     Our common stock is traded on the Nasdaq National Market (symbol “QUIN”). The number of shareholders of record of our common stock at March 3, 2005, was 130.

     High and low bid quotations for our common stock as quoted on the Nasdaq National Market for the periods indicated are as follows.

	Stock Price
	High	Low
Fiscal 2003
First Quarter	$7.77	$5.25
Second Quarter.	8.13	5.14
Third Quarter	8.85	7.20
Fourth Quarter.	8.49	7.20
Fiscal 2004
First Quarter	$12.24	$7.87
Second Quarter.	14.80	9.29
Third Quarter	10.11	6.80
Fourth Quarter.	10.99	8.54

     We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for use in the expansion and operations of our business and do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data (1):
Revenues	$50,734	$42,874	$46,496	$84,396	$89,603
Cost of revenues	33,719	26,020	27,883	51,131	50,302

Gross profit	17,015	16,854	18,613	33,265	39,301

Operating Expenses:
Research and development	7,479	5,459	5,126	8,086	7,397
Write off acquired in-process research and development	—	—	—	1,290	—
Sales and marketing	13,306	9,210	9,974	17,669	18,378
General and administrative (excluding stock-based compensation)	4,525	4,913	5,273	7,669	8,275
Restructuring costs	645	—	—	—	—
Stock-based compensation (2)	215	2,664	111	74	73

Total operating expenses	26,170	22,246	20,484	34,788	34,123

Operating income (loss)	(9,155)	(5,392)	(1,871)	(1,523)	5,178

Other Income (Expense):
Interest income (expense), net	(302)	(939)	330	(212)	(70)
Write-off note receivable and accrued interest	—	(1,106)	—	—	—
Other income (expense), net	369	74	(6)	(11)	1,031

Total other income (expense)	67	(1,971)	324	(223)	961

Income (loss) from continuing operations before income taxes and minority interest in loss of consolidated entity	(9,088)	(7,363)	(1,547)	(1,746)	6,139
Income tax benefit (provision)	2,088	205	192	(62)	8,890

Income (loss) from continuing operations before minority interest in loss of consolidated entity	(7,000)	(7,158)	(1,355)	(1,808)	15,029
Minority interest in loss of consolidated entity	—	—	—	25	39

Income (loss) from continuing operations	(7,000)	(7,158)	(1,355)	(1,783)	15,068
Discontinued operations:
Loss on sale, net	—	(831)	—	—	—

Net income (loss)	$(7,000)	$(7,989)	$(1,355)	$(1,783)	$15,068

Basic income (loss) from continuing operations per share (3)	$(13.94)	$(11.37)	$(0.17)	$(0.15)	$1.14

Diluted income (loss) from continuing operations per share (3)	$(13.94)	$(11.37)	$(0.17)	$(0.15)	$1.08

Shares used in computing basic income (loss) from continuing operations per share (3)	502,065	629,647	7,887,659	12,147,720	13,262,748
Shares used in computing diluted income (loss) from continuing operations per share (3)	502,065	629,647	7,887,659	12,147,720	14,011,394
Consolidated Statement of Cash Flows Data:
Cash flows from (used in) operating activities	$(2,115)	$719	$(1,369)	$173	$6,259

Cash flows used in investing activities	$(672)	$(280)	$(3,369)	$(19,597)	$(41)

Cash flows from (used in) financing activities	$2,409	$(644)	$23,902	$227	$15,499

	December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$423	$218	$19,382	$185	$21,902
Total assets	23,654	17,466	42,050	48,317	77,175
Current liabilities	18,183	16,578	14,378	20,807	18,682
Long-term liabilities	—	831	363	1,180	—
Total shareholders’ equity	$5,471	$57	$27,309	$26,132	$58,334

(1)	The acquisition of Burdick, Inc. in January 2003 materially affects the comparability of information contained in this table. See Note 3 to the consolidated financial statements.

(2)	Stock-based compensation charges, though reported separately in the statement of operations, are attributed to general and administrative expenses.

(3)	See Note 2 to the consolidated financial statements for a reconciliation of the denominators used in computing basic and diluted loss per share from continuing operations for 2002, 2003 and 2004.

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

     On January 2, 2003, we completed the purchase of 100% of the stock of Spacelabs Burdick, Inc., which we refer to as Burdick. Based in Deerfield, Wisconsin, Burdick had approximately 150 employees at the time of the acquisition. Burdick’s historical strength in ECG cardiographs, Holter monitors and cardiology information systems, combined with its distribution network focused on U.S. physicians’ offices, complements Quinton’s strength in cardiac stress testing and cardiac rehabilitation monitoring and its hospital focused direct sales force.

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

     We derive a portion of our service revenue from sales of separate extended maintenance arrangements. We defer and recognize these revenues over the applicable maintenance period.

     Domestic sales accounted for an average of 93% of our revenues during each of the last three years.

     Cost of revenues consists primarily of the costs associated with manufacturing, assembling and testing our products, related overhead costs, and compensation and other costs related to manufacturing support and logistics. We rely on third parties to manufacture certain of our product components. Accordingly, a significant portion of our cost of revenues consists of payments to these manufacturers. Cost of service revenue consists of customer support costs, training and professional service expenses, parts and compensation. Our hardware products include a warranty period that includes factory repair services or replacement parts. We accrue estimated expenses for warranty obligations at the time products are shipped.

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

     Research and development expenses consist primarily of salaries and related expenses for development and engineering personnel, fees paid to consultants, and prototype costs related to the design, development, testing and enhancement of our diagnostic cardiology systems. We expense research and development costs as incurred. As our products become more dependent on software, we may capitalize certain software development costs in the future. Several components of our research and development effort require significant funding, the timing of which can cause significant quarterly variability in our expenses. We are devoting substantial resources to the continued development of new versions of products to meet the changing requirements of our customers. As a result, our research and development expenses may increase in the future.

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and sales support functions as well as costs associated with promotional and other marketing activities. We intend to expand our sales and marketing operations substantially, both domestically and internationally, in order to increase sales of our products. In addition, we believe part of our future success will be dependent upon establishing relationships with a variety of additional resellers in other countries. We expect that sales and marketing expenses will increase in absolute dollars as we expand our sales efforts in both domestic and international locations, hire additional sales and marketing personnel and initiate additional marketing programs.

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, information technology and human resources personnel, professional fees, legal fees and corporate expenses.

     In accordance with provisions of Statement of Financial Accounting Standard No. 123, (“SFAS No. 123”), we apply Accounting Principles Board Opinion No 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock option plans. Under this election, stock-based compensation charges are recorded when the exercise price of an option or the sales price of restricted stock is less than the fair value of the underlying common stock for awards to employees at the grant date. We also record stock-based compensation charges when options are granted to non-employees based on estimates of the underlying stock fair values determined using option pricing models. Although stock-based compensation is a general and administrative expense, we present stock-based compensation separately from general and administrative expenses. In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision to SFAS No. 123 which will require us to record an expense for all outstanding unvested stock options and grants of new stock options effective for fiscal periods beginning after June 15, 2005. The revised standard also will require us to record an expense related to discounts on shares sold under our employee stock purchase plan. As a result of the implementation of SFAS No. 123, we expect our general and administrative expenses in the second half of 2005 and later periods will increase.

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

     Critical Accounting Estimates

     There are certain critical accounting estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We consider an accounting estimate to be critical if:

· it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate, and

· changes in the estimate or different estimates that we reasonably could have selected would have had a material impact on our financial condition or results of operations.

     Our critical accounting estimates include those affecting revenues, the allowance for doubtful accounts, the salability and recoverability of inventory, warranty liabilities, the carrying value of our investment in ScImage, Inc., the useful lives and fair value of intangible assets, income taxes, purchase price allocations, accounting for stock-based compensation, and impairment testing for goodwill.

     Revenues. We recognize revenue from sales of our systems generally when title transfers to the customer, typically upon shipment. We recognize revenue on sales of systems made to distributors when the product is shipped to our distributors and all of our significant obligations have been satisfied. When we sell a system and installation is a component of the sale, the timing of our recognition of revenues from that sale depends on whether the installation services we need to perform are inconsequential or perfunctory. In cases where our remaining installation or integration obligations are determined to be inconsequential or perfunctory, we defer revenue associated with the fair value of the installation or integration obligations until these services have been completed. The factors we consider in determining whether an installation obligation is inconsequential or perfunctory include the amount of time and cost we estimate it will take to perform the installation. The timing of our revenue recognition could be materially affected if we made different judgments regarding our installation obligations. With respect to software revenue, the fair value of undelivered software is deferred and the residual fair value of delivered software is recognized. Revenue from software implementation services is recognized as the services are provided. We occasionally sell software and hardware upgrades. With respect to software upgrades, the fair value of undelivered software upgrades is deferred and recognized upon delivery of the specified upgrades. With respect to hardware upgrades, we recognize revenue when the hardware is shipped.

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

     Purchase Price Allocations. In connection with our acquisitions of our medical treadmill manufacturing line in October 2002 and Burdick in January 2003, we have allocated the respective purchase prices plus transaction costs to the estimated fair values of assets acquired and liabilities assumed. These purchase price allocation estimates were made based on our estimates of fair values. Had these estimates been different, reported amounts allocated to assets and liabilities and results of operations subsequent to the acquisitions could be materially impacted.

     Goodwill. Goodwill represents the excess of cost over the estimated fair value of net assets acquired in connection with our acquisitions of the medical treadmill manufacturing line and Burdick. We test goodwill for impairment on an annual basis, and between annual tests in certain circumstances, for each reporting unit identified for purposes of accounting for goodwill. A reporting unit represents a portion of our business for which we regularly review certain discrete financial information and operational results. We have determined that we have two reporting units, consisting of our general cardiology products, which includes our product service business, and the Shanghai-Quinton joint venture, both of which operate in the cardiology market and have similar economic and operating characteristics.

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

     We believe the Burdick trade name has an indefinite life and, accordingly, we do not amortize the trade name. We evaluate this conclusion annually or more frequently if events and circumstances indicate that the asset might be impaired and make a judgment about whether there are factors that would limit our ability to benefit from the trade name in the future. If there were such factors, we would start amortizing the trade name over the expected remaining period in which we believed it would continue to provide benefit. With respect to our developed technology and customer relationship intangible assets, we also evaluate the remaining useful lives annually.

     We evaluate whether our intangible assets are impaired. For our trade name, this evaluation is performed annually, or more frequently if events occur that suggest there may be an impairment loss, and involves comparing the carrying amount to our estimate of fair value. For our developed technology and customer relationship intangible assets, this evaluation would be performed if events occur that suggest there may be an impairment loss. If we conclude that any of our intangible assets is impaired, we would record this as a loss on our statement of operations and as a reduction to the intangible asset.

     Warranty. We provide warranty service covering the systems we sell. We estimate and accrue for future costs of providing warranty service, which relate principally to the hardware components of the systems, when the systems are sold. Our estimates are based in part on our warranty claims history and our cost to perform warranty service. Differences could result in the amount of the recorded warranty liability and cost of sales if we made different judgments or used different estimates.

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

     Deferred Tax Assets and Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to determine our income taxes. This process involves calculating our current tax obligation or refund and assessing the nature and measurements of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In each period, we assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income. When appropriate, we will recognize a valuation allowance to reduce such deferred tax assets to amounts that are more likely than not to be ultimately realized. To the extent that we establish a valuation allowance or change this allowance in a period, we adjust our tax provision or tax benefit in the statement of operations. We use our judgment to determine our provision or benefit for income taxes, and any valuation allowance recorded against our net deferred tax assets.

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

     A different method for accounting for employee stock option grants is the fair value method. Under the fair value method, estimates are used to determine the fair value of options granted to employees based on an option pricing model which incorporates such factors as the current stock price, exercise prices of the options, expected volatility of future movements in the price of the underlying stock, risk-free interest rates, the term of the options and any dividends expected to be paid. The fair value determined under this method is then amortized over the vesting period of the related options. Had we chosen to account for employee stock options using the fair value method, we would have recorded additional stock based compensation expense, net of related income taxes, of approximately $0.4 million, $1.2 million and $1.7 million for the years ended December 31, 2002, 2003 and 2004, respectively.

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

	Fiscal Year
	2002	2003	2004
	(as a percentage of revenues)
Statement of Operations Data:
Revenues:
Systems	80.4%	84.8%	86.4%
Service	19.6	15.2	13.6

Total revenues	100.0	100.0	100.0

Cost of Revenues:
Systems	50.0	52.1	47.8
Service	10.0	8.5	8.3

Total cost of revenues	60.0	60.6	56.1

Gross margin	40.0	39.4	43.9

Operating Expenses:
Research and development	11.0	9.6	8.3
Write off acquired in-process research and development	0.0	1.5	0.0
Sales and marketing	21.5	20.9	20.5
General and administrative, excluding stock-based compensation expense	11.3	9.1	9.2
Stock-based compensation	0.2	0.1	0.1

Total operating expenses	44.0	41.2	38.1

Operating income (loss)	(4.0)	(1.8)	5.8

Other Income (Expense):
Interest income (expense), net	0.2	(0.2)	(0.1)
Interest income, putable warrants	0.5	0.0	0.0
Other income, net	0.0	0.0	1.2

Total other income (expense)	0.7	(0.2)	1.1

Income (loss) before income taxes and minority interest in loss of consolidated entity	(3.3)	(2.0)	6.9
Income tax benefit (provision)	0.4	(0.1)	9.9

Income (loss) before minority interest in loss of consolidated entity	(2.9)	(2.1)	16.8
Minority interest in loss of consolidated entity	0.0	0.0	0.0

Net income (loss)	(2.9)%	(2.1)%	16.8%

Comparison of Years Ended December 31, 2004 and December 31, 2003

     Revenues

     Revenues increased by $5.2 million, or 6.2%, to $89.6 million in 2004 from $84.4 million in 2003. Revenues for the year ended December 31, 2003 and 2004 included sales of $3.0 million and $0.2 million, respectively, related to our hemodynamic monitoring product line. In October 2003, we announced the sale of our hemodynamic monitoring product line. In connection with this transaction, we discontinued substantially all sales of hemodynamic monitoring systems. We continued to provide service, on a gradually declining basis, to the customers with installed Quinton systems until April 2004, when the buyer of this line assumed all remaining service responsibility.

     Systems revenues increased by $5.8 million, or 8.1%, to $77.4 million in 2004 from $71.6 million in 2003. Systems revenues for 2003 included sales of $1.9 million related to our divested hemodynamic monitoring line. The growth in systems revenues was attributable to continued strong sales in most of our core product lines.

     Service revenues decreased by $0.6 million, or 4.7%, to $12.2 million in 2004 from $12.8 million in 2003. The decline in service revenues was due primarily to the loss of service revenues relating to our divested hemodynamic product line. Service revenues for 2003 and 2004 included sales of $1.1 million and $0.2 million, respectively, related to our divested hemodynamic monitoring product line.

     Gross Profit

     Gross profit increased by $6.0 million, or 18.1%, to $39.3 million in 2004 from $33.3 million in 2003. Gross profit, as a percentage of revenues, increased to 43.9% in 2004 from 39.4% in 2003. The increase in gross margin was attributable primarily to the results of cost reductions that were realized from the consolidation of our manufacturing operations, which involved the combining of our Bothell, Washington manufacturing capabilities with our Deerfield, Wisconsin manufacturing facility and was completed at the end of 2003. The benefits realized from the consolidation of our manufacturing operations were offset partially by a decline in service margin. To a lesser extent, the increase in gross profit was due to the results of product cost reduction initiatives, including design cost reductions and other reductions in the cost of purchased components of our products. Gross profit for 2003 included both a manufacturing consolidation charge of $1.4 million and, in addition, an acquisition-related charge of $0.3 million, reflecting an upward adjustment to Burdick’s inventory valuation from Burdick’s historical cost at the acquisition date. There were no similar charges during 2004.

     Gross profit from systems increased by $6.9 million, or 25.0%, to $34.5 million in 2004 from $27.6 million in 2003. Gross profit, as a percentage of systems revenues, increased to 44.6% in 2004 from 38.6% in 2003. This increase in gross margin resulted primarily from the cost reductions realized from our manufacturing facility consolidation and the product cost reduction measures referred to above. Gross margin from systems revenues for 2003 included a manufacturing consolidation charge of $1.3 million and, in addition, an acquisition-related charge of $0.3 million, collectively representing an adverse impact to gross margin from systems revenues of approximately 2.2 percentage points. There were no similar charges during 2004.

     Gross profit from service decreased by $0.9 million, or 15.4%, to $4.8 million in 2004 from $5.7 million in 2003. Gross profit, as a percentage of service revenues, decreased to 39.2% in 2004 from 44.1% in 2003. This decrease in gross margin was attributable primarily to a combination of a reduction in high margin service revenues associated with the sale of our hemodynamic monitoring business and increases in service staffing levels to provide enhanced support to our customers.

     Operating Expenses

     Research and development expenses decreased by $0.7 million, or 8.5%, to $7.4 million in 2004 from $8.1 million in 2003. This decrease resulted primarily from staffing reductions associated with the sale of our hemodynamic monitoring product line. As a percentage of revenues, research and development expenses decreased to 8.3% in 2004 from 9.6% in 2003. This decrease was attributable to lower labor costs and higher revenues during 2004 compared to 2003.

     During 2003, we recorded a charge of $1.3 million to write off in-process research and development acquired in the Burdick acquisition. See Note 3 to Consolidated Financial Statements included elsewhere in this report. There was no similar charge in 2004 and we will not recognize additional in-process research and development write-offs relating to the Burdick acquisition in the future.

     Sales and marketing expenses increased by $0.7 million, or 4.0%, to $18.4 million in 2004 from $17.7 million in 2003. This increase was attributable primarily to increases in commission expense associated with higher revenues, partially offset by staffing reductions associated with the sale of our hemodynamic monitoring product line. As a percentage of revenues, sales and marketing expenses decreased to 20.5% in 2004 from 20.9% in 2003. This decrease primarily reflects an increase in revenues for 2004 compared to 2003, without a proportionate increase in expenses.

     General and administrative expenses, excluding stock-based compensation, increased by $0.6 million, or 7.9%, to $8.3 million in 2004 from $7.7 million in 2003. This increase was principally the result of professional services, including consulting and accounting fees associated with documentation and testing of our internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act and the Securities and Exchange Commissions’s related rules. As a percentage of revenues, general and administrative expenses, excluding stock-based compensation, increased to 9.2% in 2004 from 9.1% in 2003, primarily as a result of the increased consulting and accounting fees.

     Stock-based compensation expense was $73,000 in 2004 and $74,000 in 2003. Stock-based compensation expense for both periods relates to amortization of the intrinsic value of stock options granted in 2001. Stock-based compensation expense is expected to increase significantly in 2005, as we expect to record additional stock-based compensation expenses in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R will require us to record an expense for all outstanding unvested stock options and grants of new stock options effective for fiscal periods beginning after June 15, 2005. The revised standard also will require us to record an expense related to discounts on shares sold under our employee stock purchase plan.

     Other Income (Expense)

     Total other income was $1.0 million for 2004 compared to other expense of $0.2 million in 2003. The primary components of other income in 2004 were a gain recorded on the sale of our hemodynamic monitoring business of $0.6 million and other income of $0.2 million related to adjustments to record certain assets and liabilities of Burdick. We were not aware of these assets and liabilities at the time of our acquisition of Burdick and consequently recognized the net amount during 2004, when we discovered their existence and determined they belonged to us as a result of the acquisition. Interest income in 2004 increased by $0.1 million compared to 2003 primarily due to an increase in average cash balances during 2004 as compared to 2003.

     Income Tax Benefit (Provision)

     During the fourth quarter of 2004, we removed all of the valuation allowance against our net deferred tax assets and liabilities which resulted in an income tax benefit of $9.0 million. As required by SFAS No. 109, “Accounting for Income Taxes”, we did not recognize any tax assets on our balance sheet until it was “more likely than not” that the tax assets would be realized in future periods. Based upon a recent review of historical operating performance and our expectation that we will generate sustainable consolidated pre-tax income for the foreseeable future, we now believe it is more likely than not that the deferred tax assets will be fully utilized and, accordingly, have recognized an income tax benefit of $9.0 million in the fourth quarter of 2004. We will reevaluate our ability to utilize our NOL carryforwards in future periods and, in compliance with SFAS No. 109, record any resulting adjustments to deferred income tax expense. In addition, we will reduce the deferred income tax asset for the benefits of NOL carryforwards actually used in future periods.

     In 2003, we recorded a federal income tax provision of $21,000 and a state income tax provision of $3,000 due to a deferred tax liability relating to goodwill on our treadmill line acquisition. In addition, we recorded state income tax provisions of $38,000.

     At the end of 2004 we had approximately $7.5 million and $20.0 million of net operating loss carryforwards available to offset future federal and state taxable income, respectively. Federal net operating loss carryforwards expire in varying amounts between 2021 and 2023. State net operating loss carryforwards expire in varying amounts between 2005 and 2023. In addition, we had approximately $2.9 million of federal tax credit carryforwards that will expire in varying amounts between 2018 and 2024.

Comparison of Years Ended December 31, 2003 and December 31, 2002

     Revenues

     Revenues increased by $37.9 million, or 81.5%, to $84.4 million in 2003 from $46.5 million in 2002. This increase was principally due to the addition of revenues from the Burdick business, which we acquired in January 2003.

     Systems revenues increased by $34.2 million, or 91.4%, to $71.6 million in 2003 from $37.4 million in 2002. This increase was primarily due to the addition of Burdick’s systems revenues. As set forth in the pro forma financial information included in our Current Report on Form 8-K/A filed with the SEC on March 18, 2003 relating to our acquisition of Burdick, pro forma combined systems revenues of Quinton and Burdick for 2002, had the acquisition been completed as of January 1, 2002, would have been $74.9 million. The decline in systems revenues in 2003 of $3.3 million, as compared to the pro forma combined Quinton and Burdick systems revenues in 2002, was due principally to a decline in sales of Burdick’s products, combined with various fluctuations in revenues from Quinton’s other product lines, none of which were individually material. The decline in Burdick revenues could be traced to uncertainty in Burdick’s channels resulting from the pending sale of Burdick during the second half of 2002 and the earlier sale of Burdick’s parent in July 2002. Sales of Burdick’s products have since stabilized.

     Service revenues increased by $3.7 million, or 41.0%, to $12.8 million in 2003 from $9.1 million in 2002. Pro forma combined service revenues of Quinton and Burdick for 2002, had the acquisition been completed as of January 1, 2002, would have been $10.6 million. The increase in service revenues in 2003 of $2.2 million, as compared to the pro forma combined Quinton and Burdick service revenues in 2002, was due principally to an improvement in focus and execution in providing service to the Burdick customers and to the overall growth of our installed customer base.

     On October 21, 2003, we announced the sale of our hemodynamic monitoring product line. In connection with this transaction, we discontinued substantially all sales of hemodynamic monitoring systems. We continued to provide service, on a gradually declining basis, to the customers with installed Quinton systems until April 2004, when the buyer of this line assumed all remaining service responsibility. Systems and service revenue relating to the hemodynamic monitoring product line accounted for revenues in 2003 of approximately $1.9 million and $1.1 million, respectively.

     Gross Profit

     Gross profit increased by $14.7 million, or 78.7%, to $33.3 million in 2003 from $18.6 million in 2002. This increase was primarily due to the addition of gross profit from the Burdick business. Gross profit, as a percentage of revenues, decreased to 39.4% in 2003 from 40.0% in 2002. Pro forma combined gross profit, as a percentage of revenues, for Quinton and Burdick, as if they had been combined on January 1, 2002, would have been 35.7%. During 2003, we recognized an acquisition-related charge to cost of revenues of $0.3 million, reflecting an upward adjustment to Burdick’s inventory valuation from Burdick’s historical cost at the acquisition date that was expensed in the quarter ended March 31, 2003. In addition, in 2003, we recognized a charge to cost of revenues of $1.4 million, reflecting charges related to the consolidation of our manufacturing operations. These charges to cost of revenues represented an adverse impact to gross profit of approximately 2.0 percentage points. Charges relating to the Burdick acquisition will not recur. Charges relating to the consolidation of our manufacturing operations did not recur beyond 2003, as the consolidation was completed prior to year end.

     Gross profit from systems increased by $13.5 million, or 95.2%, to $27.6 million in 2003 from $14.1 million in 2002. This increase was due primarily to the addition of gross profit from the Burdick business. Gross profit, as a percentage of systems revenues, increased to 38.6% in 2003 from 37.8% in 2002. The increase in gross profit, as a percentage of revenues, was due primarily to the results of product cost reduction initiatives, including design cost reductions and other reductions in purchased components of our products. In 2003, we recognized an acquisition related charge to systems cost of revenues of $0.3 million, which was discussed above. In addition, in 2003, we recognized a charge to cost of revenues related to the consolidation of our manufacturing operations of $1.3 million which was discussed above. These charges to cost of revenues represented an adverse impact to gross margin from systems revenues of approximately 2.2 percentage points.

     Gross profit from service increased by $1.2 million, or 26.7%, to $5.7 million in 2003 from $4.5 million in 2002. This increase was due primarily to the addition of service revenues from the Burdick business plus organic growth in service revenues, without a proportionate increase in related costs. Gross profit, as a percentage of service revenues, decreased to 44.1% in 2003 from 49.1% in 2002. This decrease in gross margin, as a percentage of revenues, was due primarily to the impact of Burdick’s lower gross margin on service revenues. In 2003, we recognized a charge to cost of revenues related to the consolidation of our manufacturing operations of $0.1 million, which was discussed above. This charge to cost of revenues represented an adverse impact to gross margin from service revenues of approximately 0.8 percentage points.

   Operating Expenses

     Research and development expenses increased by $3.0 million, or 57.7%, to $8.1 million in 2003 from $5.1 million in 2002. This increase was due primarily to the impact of additional research and development expenses relating to the acquired Burdick business. As a percentage of revenues, research and development expenses decreased to 9.6% in 2003 from 11.0% in 2002. This decrease principally reflects lower proportionate spending on research and development in the Burdick business and cost efficiencies of operating the Quinton and Burdick businesses on a combined basis.

     In 2003, we recorded a charge of $1.3 million to write off in-process research and development acquired in the Burdick acquisition. See Note 3 to the Consolidated Financial Statements included elsewhere in this report.

     Sales and marketing expenses increased by $7.7 million, or 77.2%, to $17.7 million in 2003 from $10.0 million in 2002. This increase was primarily due to the impact of additional sales and marketing expenses relating to the acquired Burdick business. As a percentage of revenues, sales and marketing expenses decreased to 20.9% in 2003 from 21.5% in 2002. This decrease primarily reflects lower proportionate spending on sales and marketing in the Burdick business and cost efficiencies of operating the Quinton and Burdick businesses on a combined basis.

     General and administrative expenses, excluding stock-based compensation, increased by $2.4 million, or 45.4%, to $7.7 million in 2003 from $5.3 million in 2002. This increase was primarily due to the impact of additional general and administrative expenses relating to the acquired Burdick business. As a percentage of revenues, general and administrative expenses, excluding stock-based compensation, decreased to 9.1% in 2003 from 11.3% in 2002. This decrease primarily reflects lower proportionate spending in general and administrative areas in the Burdick business and cost efficiencies of operating the Quinton and Burdick businesses on a combined basis.

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

     At December 31, 2003, our gross deferred tax assets of approximately $12.7 million were adjusted by a valuation allowance because at that time we determined that the realization of tax assets was not “more likely than not” to occur in future periods. At the end of 2003 we had approximately $11.6 million and $18.9 million of net operating loss carryforwards for federal and state income tax purposes, respectively, that will expire in varying amounts between 2018 and 2023.

Liquidity and Capital Resources

     Net cash flows generated from operating activities were $6.3 million in 2004, compared to $0.2 million in 2003. Net cash flows generated from operating activities in 2004 were due primarily to net income, excluding non-cash income and expenses, of $6.4 million, a decrease in inventories of $0.8 million and an increase in deferred revenue of $0.5 million, which was partially offset by an increase in accounts receivable of $1.2 million.

     Research and development costs represent a significant use of cash. During 2004, we incurred $7.4 million of research and development expenses. We expect to continue incurring research and development expenses. We prioritize our research and development spending to continue development of new product versions and to meet the changing requirements of our customers. As a result, our research and development expenses will continue in the future.

     Net cash flows used in investing activities of $0.04 million in 2004 consisted of $0.7 million for capital expenditures and $0.1 million for the purchase of technology for use in future products, offset by proceeds from collection of a note receivable issued in connection with the sale of our hemodynamic product line of $0.7 million. In connection with a purchase of technology, we have a future royalty obligation related to the technology purchase for each unit sold. Such royalties will be expensed to cost of revenues when incurred. There are no minimum commitments under this obligation. Net cash flows used in investing activities of $19.6 in 2003 related primarily to our investment in Burdick of approximately $19.4 million net of cash acquired, payments of acquisition costs and a refund from the reduction in the purchase price. In addition, during 2003, we made capital equipment expenditures of $1.3 million, which were primarily for the purchase of our enterprise resource planning system, offset by proceeds received from sales of capital equipment of $0.1 million. We received cash of $1.0 million from the sale of our hemodynamic product line in 2003 and recorded a note receivable of $0.7 million, which was collected in 2004.

     Net cash flows from financing activities of $15.5 million in 2004 relate primarily to proceeds from our public equity offering, net of payments of issuance costs, of $15.5 million, and proceeds from exercises of stock options and the issuance of shares under our employee stock purchase plan of $0.9 million, offset partially by net repayments on our credit line of $0.4 million, debt payments of $0.4 million related to the note payable issued in the treadmill manufacturing business acquisition and a payment of $0.1 million related to an obligation issued in connection with a purchase of technology. Net cash flows from financing activities of $0.2 million in 2003 were primarily the result of net borrowings on our credit line of $0.4 million and proceeds from exercises of stock options and the issuance of shares under our employee stock purchase plan of $0.5 million, which was partially offset by debt payments of $0.4 million related to the note payable issued in the treadmill manufacturing business acquisition and a payment of $0.3 million for the redemption of putable warrants.

     Cash and cash equivalents at December 31, 2004 increased from balances at December 31, 2003 due primarily to the receipt of proceeds from the completion of our public equity offering in June of 2004 and to cash generated from operations during 2004. Cash and cash equivalents were $21.9 million at December 31, 2004. This compares to total debt, net of cash, of $0.5 million at December 31, 2003. Accounts receivable at December 31, 2004 increased from balances at December 31, 2003 due principally to an increase in revenues in the fourth quarter of 2004, as compared to the fourth quarter of 2003. Inventories decreased at December 31, 2004 from balances at December 31, 2003 due principally to the sale of inventory during the year ended December 31, 2004 related to the hemodynamic monitoring line to the purchaser of the line and to management’s implementation of inventory reduction measures. Accrued liabilities at December 31, 2004 decreased from balances at December 31, 2003 due principally to recognizing a deferred gain on the sale of the hemodynamic monitoring line and operating results and payments of accrued costs relating to the consolidation of manufacturing operations.

     In connection with the 2003 acquisition of Spacelabs Burdick, Inc., we established a line of credit on December 30, 2002. Borrowings under the line of credit are limited to the lesser of $12.0 million or an amount based on eligible accounts receivable and eligible inventories. Substantially all of our assets are pledged as collateral for the line of credit. This line of credit bears interest based at a variable rate ranging from the bank’s prime rate to its prime rate plus 0.5%, based on certain financial ratios. In addition, we pay fees at a rate of 0.25% per annum on the unused maximum borrowing capacity under this line of credit. This line of credit expires on December 30, 2005. At December 31, 2004, we did not have any borrowings under this line of credit. As of December 31, 2004, we had capacity to borrow $10.3 million based on eligible accounts receivable and eligible inventory. The credit facility contains standard negative covenants and restrictions on actions by us, including but not limited to, activity related to our common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes in, or disposition of our assets. Certain of these actions may be taken by us with the consent of the lender. In addition, the credit agreement requires that we meet certain financial covenants, namely a minimum tangible net worth measure. As of December 31, 2004, we were in compliance with all covenants under the credit facility.

   Deferred Tax Assets and Income Tax Benefit

     Deferred tax assets, net of deferred tax liabilities, of $9.1 million were recognized on our balance sheet as of December 31, 2004. Prior to 2004, we provided a valuation allowance against $11.1 million of our gross deferred tax assets. As required by SFAS No. 109, “Accounting for Income Taxes”, we did not recognize any tax assets on our balance sheet until we determined that it was “more likely than not” that the tax assets would be realized. Based upon a review of historical operating performance and our expectation that we will generate sustainable consolidated pre-tax income in the future, we now believe it is more likely than not that the deferred tax assets will be fully utilized and, accordingly, have eliminated all of the valuation allowance against our deferred tax assets of $10.3 million. This reduction included recognition of an income tax benefit of $9.0 million, a direct increase to stockholders’ equity of $0.7 million due to stock option exercises and a decrease to goodwill of approximately $0.6 million. We will continue to evaluate our ability to utilize our NOL and tax credit carryforwards in future periods and, in compliance with SFAS No. 109, record any resulting adjustments to deferred income taxes. In addition, we will reduce the deferred tax assets for the benefits of NOL carryforwards actually utilized in future periods.

   Contractual Obligations

     The tables below summarize our contractual obligations and other commercial commitments as of December 31, 2004 (amounts in thousands):

		Less than	1 – 3	3– 5	After
Contractual Obligations	Total	1 year	years	years	5 years
Operating leases	$4,383	$1,113	$2,114	$1,156	$—
Purchase obligations	9,111	9,111	—	—	—

Total contractual cash obligations	$13,494	$10,224	$2,114	$1,156	$—

Purchase obligations primarily consist of outstanding purchase orders issued in the ordinary course of our business.

		Less than	1 – 3	3 – 5	After
Other Commercial Commitments	Total	1 year	years	Years	5 years
Line of credit	$90	$90	$—	$—	$—
Guarantees	—	—	—	—	—

Total commercial commitments	$90	$90	$—	$—	$—

Line of credit commitments includes borrowings, minimum maintenance fees, and unused fees related to our credit facility.

     We anticipate that, for 2005, our existing cash and cash equivalents and future expected operating cash flow will be sufficient to meet operating expenses, working capital requirements, capital expenditures and other obligations for at least 12 months. We may be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. In addition, we are continually considering other acquisitions that complement or expand our existing business or that may enable us to expand into new markets. Future acquisitions may require additional debt, equity financing or both. We may not be able to obtain any additional financing, or may not be able to obtain additional financing on acceptable terms.

   Public Equity Offering

     In June 2004, we consummated a public offering of our common stock as more fully described in our prospectus dated May 25, 2004 filed with the Securities and Exchange Commission. In the offering, we sold 1,605,976 shares of common stock at a price of $10.50 per share. Proceeds from the offering were $15.5 million, net of underwriting discounts and offering expenses. In addition, a selling shareholder, as named in the prospectus, sold 1,394,024 shares of common stock in this offering. We did not receive any proceeds from the sale of shares by the selling shareholder.

   Sale of Hemodynamic Monitoring Product Line

     In October 2003, we announced the sale of our hemodynamic monitoring product line. As consideration, we received $1.0 million in cash and recorded a note receivable for $0.7 million, which was paid on October 20, 2004. The buyer may pay additional contingent consideration of up to $1.5 million based on future sales of the buyer’s products to our previous hemodynamic products customers. Based on our post-closing transitional responsibilities, which extended into the second quarter of 2004, we previously deferred the recognition of any gain on the transaction. During the second quarter of 2004, we completed all remaining substantive obligations related to the sale of this line and, accordingly, we recognized a gain of $0.6 million on the transaction. In addition, during the third and fourth quarters of 2004, we recognized $34,000 in additional contingent consideration which was earned during those periods.

     The hemodynamic monitoring product line represented approximately $3.0 million and $0.2 million of our revenues in 2003 and 2004, respectively. During 2004, our management made cost adjustments, principally in the form of staffing reductions, and accordingly, the sale of the product line did not have a material adverse impact on operating income in 2004.

   Subsequent Event

     On February 28, 2005, we entered into a definitive agreement to combine with Cardiac Science, Inc, a manufacturer of automated external defibrillators, or AEDs, based in Irvine, California. The transaction, which was unanimously approved by the boards of directors of both companies, requires the approval of our stockholders and Cardiac Science’s stockholders and is subject to regulatory review and other customary closing conditions. We currently anticipate that the merger will close during the third quarter of 2005. To effect the combination, the parties have formed a holding company, which we sometimes refer to as Newco in this report, and Quinton Cardiology Systems and Cardiac Science will be merged with newly formed acquisition subsidiaries of the holding company. Upon the closing of the transaction, each outstanding share of our common stock will be converted to the right to receive 0.77184895 share of common stock of Newco and each outstanding share of Cardiac Science’s common stock will be converted to the right to receive 0.10 share of common stock of Newco. In connection with the transaction, the holders of Cardiac Science’s outstanding senior debt and related warrants have agreed to cancel those securities in exchange for 2,843,915 shares of Newco common stock and a cash payment in the amount of $20 million, pursuant to a note and warrant conversion agreement between Newco, Cardiac Science and such holders. Based on the exchange ratios and the companies’ outstanding shares at February 28, 2005, Newco will have approximately 22.3 million shares of common stock outstanding after consummation of the transaction, including the conversion of Cardiac Science’s senior notes and related warrants pursuant to the note and warrant conversion agreement, of which our stockholders will hold approximately 48.7% and Cardiac Science’s stockholders, together with the holders of its outstanding senior debt and warrants, will hold approximately 51.3%. The common stock of Newco, which will be renamed Cardiac Science Corporation at the time of closing, will trade on the Nasdaq National Market under the symbol “DFIB” subject to the approval of the Nasdaq Stock Market.

     Our liquidity may be affected in future periods due to legal, accounting, financial expert and other expenses relating to the our proposed transaction with Cardiac Science, Inc. In addition, if we terminate the merger agreement with Cardiac Science under specified conditions, we would be liable for $4.0 million in breakup fees. The payment of the breakup fees would adversely affect our liquidity.

     In the event that the transaction with Cardiac Science is consummated, we anticipate that Newco will use approximately $20 million of our cash to make the cash payment contemplated by the note and warrant conversion agreement to the holders of Cardiac Science’s senior debt and related warrants.

Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (“FASB”) revised FASB Interpretation No. 46 (FIN 46R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This interpretation addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R requires that calendar year-end public companies apply the unmodified or revised provisions of FIN 46 to entities previously considered special purpose entities in the reporting period ended December 31, 2003. The interpretation is applicable to all other entities not previously considered special purpose entities in the quarter ended March 31, 2004. The adoption of FIN 46R did not have a material effect on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Effective as of the beginning of the Company’s 2005 third quarter, SFAS No. 123R requires us to measure the cost of employee services received in exchange for an award of an equity instrument, such as stock options, based on the grant-date fair-value of the award. The associated cost must be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). SFAS No. 123R provides for a variety of implementation alternatives, including accounting for the change prospectively or restating previously reported amounts to reflect the compensation expense that would have been recorded under SFAS No. 123R. We are in the process of evaluating the impact of adopting SFAS No. 123R and of determining the impact on our results of operations and statements of cash flows.

     In December 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”). SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. We believe the adoption of SFAS No. 151 will not have a material impact on our consolidated financial statements.

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

     We own marketable equity securities which we classify as available-for-sale and, as such, carry the investments at fair value. At December 31, 2004, the fair value was $0.6 million. These investments are exposed to market risks. Unrealized holding gains or losses related to fluctuations in fair values are reflected in accumulated other comprehensive income or loss. If we had a decline in fair value that was judged to be other than temporary, we would record a loss.

     We own preferred equity securities of a privately held company, ScImage, Inc., which we account for using the cost method. The fair value of our investment is not readily determinable from published market data, so we use our judgment to estimate the fair value. If the estimated fair value of this investment were to decline to an amount below its carrying amount, and we considered the decline other than temporary, we would record a loss. We believe that our $1.0 million carrying amount of this investment is appropriate, though our belief is necessarily based on our estimate of fair value.

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements and supplementary data are included beginning on page F-1 of this Report.

   Quarterly Financial Results

     The following table sets forth selected unaudited quarterly operating data for the last eight quarters. This information has been prepared on the same basis as our audited consolidated financial statements and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair statement of the quarterly results for the periods. The operating results and data for any quarter are not necessarily indicative of the results for future periods.

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003	2004	2004	2004	2004
	(In thousands, except for share data)
Consolidated Statements of Operations Data:
Revenues	$20,283	$20,706	$21,034	$22,373	$21,652	$21,648	$22,498	$23,805
Cost of revenues	12,439	12,264	12,455	13,973	12,200	12,424	12,598	13,080

Gross profit	7,844	8,442	8,579	8,400	9,452	9,224	9,900	10,725
Operating Expenses:
Research and development	2,087	1,989	1,969	2,041	1,831	1,796	1,882	1,888
Write off acquired in-process research and development	1,290	—	—	—	—	—	—	—
Sales and marketing	4,326	4,491	4,519	4,333	4,371	4,367	4,768	4,872
General and administrative (excluding stock-based compensation)	2,027	1,942	1,829	1,871	2,088	1,949	1,974	2,264
Stock-based compensation	18	18	18	20	18	18	18	19

Total operating expenses	9,748	8,440	8,335	8,265	8,308	8,130	8,642	9,043

Operating income (loss)	(1,904)	2	244	135	1,144	1,094	1,258	1,682
Other Income (Expense):
Interest income (expense), net	(75)	(73)	(63)	(33)	(41)	(19)	38	(48)
Non-cash interest income (expense), putable warrants	95	(63)	—	—	—	—	—	—
Other income (expense), net	4	(13)	2	(4)	—	633	17	381

Total other income (expense).	24	(149)	(61)	(37)	(41)	614	55	333

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003	2004	2004	2004	2004
	(In thousands, except for share data)
Income (loss) before income taxes and minority interest in consolidated entity	(1,880)	(147)	183	98	1,103	1,708	1,313	2,015
Income tax benefit (provision)	—	(9)	(4)	(49)	(35)	(35)	—	8,960

Income (loss) before minority interest in loss (income) of consolidated entity	(1,880)	(156)	179	49	1,068	1,673	1,313	10,975
Minority interest in loss (income) of consolidated entity	21	(1)	4	1	20	10	5	4

Net income (loss)	$(1,859)	$(157)	$183	$50	$1,088	$1,683	$1,318	$10,979

Net income (loss) per share – basic	$(0.15)	$(0.01)	$0.02	$0.00	$0.09	$0.13	$0.09	$0.78

Net income (loss) per share – diluted	$(0.15)	$(0.01)	$0.01	$0.00	$0.08	$0.12	$0.09	$0.74

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no disagreements between Quinton Cardiology Systems, Inc. and our accountants on any matter of accounting principles or practices or financial statement disclosure.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted as of the end of the period covered by this annual report an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation as of the end of the period covered by this annual report, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective for ensuring that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

     Management’s report on internal control over financial reporting is set forth on page F-2 in our consolidated financial statements included elsewhere in this report and is incorporated herein by reference.

     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is set forth on page F-3 in our consolidated financial statements included elsewhere in this report and incorporated herein by reference.

Changes in Internal Controls

     There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Entry into Material Definitive Agreements

     In February 2004, the Compensation Committee of the Company’s Board of Directors approved a management incentive plan for 2004 (“2004 MIP”) to reward members of management for their performance upon the achievement of pre-approved performance goals. The 2004 MIP included a funding pool established as a pre-

     approved percentage of pre-tax income. The Compensation Committee may, in its discretion, approve additional funding. A copy of the 2004 MIP is attached as an exhibit to this report and incorporated herein by reference. On February 16, 2005, the Compensation Committee approved bonuses under the 2004 MIP for the Company’s executive officers, to be paid in March 2005, as follows:

John Hinson	Chief Executive Officer	$80,030
Mike Matysik	Chief Financial Officer	$54,543
Allan Criss	Vice President, Acute Care	$14,162
David Hadley	Vice President, Research	$44,959
Atul Jhalani	Vice President, Marketing	$39,239
Darryl Lustig	Vice President, Primary Care	$17,867
Feroze Motafram	Vice President, Operations	$44,959

     Also on February 16, 2005, the Compensation Committee approved a management incentive plan for 2005 (“2005 MIP”) on terms and conditions substantially similar to the 2004 MIP. A copy of the 2005 MIP is attached as an exhibit to this report and incorporated herein by reference.

     In February 2004, the Company established a sales incentive plan for 2004 (“2004 SIP”) in which two of the Company’s executive officers, Darryl Lustig and Allan Criss, participate. The 2004 SIP provides incentives for these officers to achieve specified sales targets within their respective areas of responsibility. A copy of the 2004 SIP is attached as an exhibit to this report and incorporated herein by reference. On February 16, 2005, the Compensation Committee approved bonuses under the 2004 SIP for these officers, to be paid in March 2005, as follows:

Darryl Lustig	Vice President, Primary Care	$65,069
Allan Criss	Vice President, Acute Care	$47,012

     Also on February 16, 2005, the Company established a sales incentive plan for 2005 (“2005 SIP”) on terms and conditions substantially similar to the 2004 SIP. A copy of the 2005 SIP is attached as an exhibit to this report and incorporated herein by reference.

     In addition, on February 7, 2005, the Company hired Brian Lee to serve as its Vice President, Engineering. Mr. Lee received a signing bonus of $10,000. On March 11, 2005, the Company entered into an employment agreement with Mr. Lee in the form attached as an exhibit to this report and incorporated herein by reference. Pursuant to this agreement Mr. Lee’s base salary is $170,000. On February 7, 2005, Mr. Lee was awarded options to purchase 50,000 shares of our common stock at an exercise price of $10.00 that will vest over a four year period under the Company’s 2002 Stock Incentive Plan and the terms and conditions of a stock option agreement in the form attached to this report and incorporated herein by reference. Mr. Lee will also participate in the 2005 MIP.

     PART III

Item 10. Directors and Executive Officers of the Company

     Information called for by Part III, Item 10, is included in our Proxy Statement relating to our 2005 annual meeting of stockholders, and is incorporated herein by reference. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.

Item 11. Executive Compensation

     Information called for by Part III, Item 11, is included in our Proxy Statement relating to our 2005 annual meeting of stockholders, and is incorporated herein by reference. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information called for by Part III, Item 12, other than the equity compensation plan information set forth below, is included in our Proxy Statement relating to our 2005 annual meeting of stockholders and is incorporated herein by reference. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.

   Equity Compensation Plan Information

     The following table provides information as of December 31, 2004 about Quinton’s common stock that may be issued upon the exercise of outstanding stock options and other rights granted to employees, consultants or directors under our currently existing equity compensation plans.

			Number of securities
			remaining available for
	Number of		future issuance under
	securities to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in the
Plan category	warrants and rights	warrants and rights	first column)(1)(2)(3)
Equity compensation plans approved by security holders	1,981,698	$5.39	573,651
Equity compensation plans not approved by security holders	160,000	8.36	—

Total	2,141,698	$5.61	573,651

(1)	Includes 477,606 shares remaining available for purchase under Quinton’s 2002 Employee Stock Purchase Plan. The 2002 Employee Stock Purchase Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the least of (1) 227,272 shares, (2) an amount equal to 2 percent of the outstanding shares of the common stock of the Company as of the end of the immediately preceding fiscal year on a fully diluted basis, and (3) a lesser amount determined by our Board of Directors. Excludes 227,272 additional shares of common stock that became available for purchase under the 2002 Employee Stock Purchase Plan on January 1, 2005 pursuant to the evergreen formula.

(2)	Includes 96,045 shares remaining available for issuance under Quinton’s 2002 Stock Incentive Plan. The 2002 Stock Incentive Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the least of (1) 681,818 shares, (2) an amount equal to 3 percent of the number of shares of common stock outstanding on a fully diluted basis as of the end of our immediately preceding fiscal year, and (3) a lesser amount determined by our Board of Directors. Excludes 485,967 additional shares of common stock that became available for issuance under the 2002 Stock Incentive Plan on January 1, 2005 pursuant to the evergreen formula. Also excludes shares that will become issuable under the 2002 Stock Incentive Plan if and when they cease to be subject to outstanding awards (other than by reason of exercise or settlement of the awards) under our 1998 Amended and Restated Equity Incentive Plan (which was suspended on the effective date of our initial public offering). Shares available for issuance under the 2002 Stock Incentive Plan may be issued pursuant to stock options, stock awards or stock units.

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

   Description of Equity Compensation Awards Not Approved By Shareholders

     During 2004 our Board of Directors granted one nonqualified stock option outside of the 2002 Stock Incentive Plan but governed by the terms and conditions of the 2002 Stock Incentive Plan as an inducement award for a newly hired employee. Allan Criss, our Vice President-Acute Care, was granted a nonqualified stock option on March 10, 2004 to purchase 25,000 shares of our common stock at an exercise price of $9.42 per share.

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

     Vesting and Exercise. The exercise price for shares purchased under these options must be paid in a form acceptable to the plan administrator, which forms may include cash, a check, shares of already owned common stock, a broker-assisted cashless exercise or such other consideration as the plan administrator may permit. Each of these options will vest and become exercisable by the holder based on a vesting schedule as follows: 25% after the first year and 1/36th of the remaining shares subject to the option each month thereafter. Unless the plan administrator determines otherwise, options vested as of the date of termination of each optionee’s employment or service relationship with Quinton by reason of death or disability generally will be exercisable for one year after the date of termination unless the option term expires as of an earlier date. In the event of termination for a reason other than death or disability, these options will be exercisable for a period of time determined by the plan administrator, generally three months after the date of termination, and in no event may these options be exercisable after the expiration of their respective terms. A transfer of employment or service relationship between us, our subsidiaries and any parent of Quinton will not be deemed a termination for purposes of these options.

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

Item 13. Certain Relationships and Related Transactions

     Information called for by Part III, Item 13, is included in our Proxy Statement relating to our 2005 annual meeting of stockholders, and is incorporated herein by reference. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.

Item 14. Principal Accountant Fees and Services.

     Information called for by Part III, Item 14, is included in our Proxy Statement relating to our 2005 annual meeting of stockholders, and is incorporated herein by reference. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.

PART IV

Item 15. Exhibits, Financial Statements, and Schedules

(a)	Documents filed as part of this Report:

(1)	Index to Financial Statements:

(2)	Index to Financial Statement Schedules:

All schedules are omitted because they are inapplicable or the requested information is included in the consolidated financial statements or the related notes thereto.

(3)	Index to Exhibits:

The Exhibit Index is included on pages 48 to 50.

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Stock Purchase Agreement dated December 23, 2002 by and among Spacelabs Medical, Inc., Spacelabs Burdick, Inc., Quinton Cardiology Systems, Inc. and Datex-Ohmeda, Inc. (1)

2.2	ABPM Private Label Distribution Agreement by and between Spacelabs Medical, Inc. and Spacelabs Burdick, Inc. (1)

3.1	Restated Certificate of Incorporation of the registrant. (2)

3.2	Bylaws of the registrant. (2)

4.1	Specimen Company Stock Certificate. (3)

4.2	Investors’ Rights Agreement. (3)

10.1 *	1998 Amended and Restated Equity Incentive Plan. (3)

10.2 *	2002 Stock Incentive Plan. (3)

10.3 *	2002 Employee Stock Purchase Plan. (3)

10.4 *	Stock Option Grant Program for Nonemployee Directors. (3)

10.5 *	2004 Management Incentive Plan.

10.6 *	2005 Management Incentive Plan.

10.7	Lease Agreement between Quinton Inc. and AHP Subsidiary Holding Corporation regarding premises at Bothell, Washington, dated August 31, 1998. (3)

10.8	First Amendment to Lease between Quinton Inc. and AHP Subsidiary Holding Corporation, dated August 31, 1998. (3)

10.9	OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated August 1, 2000. (3)

10.10	OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated October 17, 2000. (3)

10.11	OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated October 1, 2001. (3)

10.12	Addendum No. 1 to the OEM Agreement between Mortara Instrument, Inc. and Quinton Inc. dated August 1, 2001. (3)

10.13	Loan and Security Agreement between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated December 30, 2002. (4)

10.14	Amendment to Loan Documents between Quinton Cardiology Systems, Inc., Quinton Inc. and Burdick, Inc. and Silicon Valley Bank dated January 9, 2003. (4)

10.15	Streamline Facility Agreement between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated as of December 30, 2002. (4)

10.16	Cross-Corporate Continuing Guaranty between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated December 30, 2002. (4)

10.17	Intellectual Property Security Agreement between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated December 30, 2002. (4)

10.18	Assumption Agreement between Quinton Cardiology Systems, Inc., Quinton Inc. and Burdick, Inc. and Silicon Valley Bank dated January 9, 2003. (4)

10.19	Cross-Corporate Continuing Guaranty between Burdick Inc. and Silicon Valley Bank dated January 9, 2003. (4)

10.20	Intellectual Property Security Agreement between Burdick, Inc. and Silicon Valley Bank dated January 9, 2003. (4)

10.21	Lease Agreement between Carl Ruedebusch LLC and Burdick, Inc. regarding premises at Deerfield Industrial Park in Deerfield, Wisconsin dated as of April 6, 1998. (4)

10.22 *	Form of Indemnification Agreement between Quinton Cardiology Systems, Inc. and each of its directors and executive officers. (5)

Exhibit
Number	Description
10.23	Lease Agreement between Quinton Cardiology Systems, Inc. and Hibbs/Woodinville Associates, L.L.C. regarding premises at Bothell, Washington, dated August 29, 2003. (5)

10.24 *	Letter Agreement between Quinton Cardiology Systems, Inc. and Darryl Lustig dated October 9, 2003. (6)

10.25 *	Letter Agreement between Quinton Cardiology Systems, Inc. and Darryl Lustig dated March 21, 2003. (6)

10.26 *	Form of Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement (This exhibit represents other substantially identical documents that have been omitted because they are substantially identical to this document in all material respects and an Appendix attached to this exhibit sets forth material details by which the omitted documents differ from this exhibit.). (6)

10.27 *	Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement between Quinton Cardiology Systems, Inc. and Atul Jhalani, dated as of October 23, 2003. (6)

10.28 *	Employment Agreement between Quinton Cardiology Systems, Inc. and Ruediger Naumann-Etienne dated as of February 6, 2004. (7)

10.29 *	Employment Agreement between Quinton Cardiology Systems, Inc. and John R. Hinson dated as of February 6, 2004. (7)

10.30 *	Employment Agreement between Quinton Cardiology Systems, Inc. and Michael K. Matysik dated as of February 6, 2004. (7)

10.31 *	Employment Agreement between Quinton Cardiology Systems, Inc. and Darryl Lustig dated as of February 6, 2004. (7)

10.32 *	Employment Agreement between Quinton Cardiology Systems, Inc. and John R. Serino dated as of February 6, 2004. (7)

10.33	Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement between Quinton Cardiology Systems, Inc. and Allan Criss, dated as of March 10, 2004. (7)

10.34 *	Employment Agreement between Quinton Cardiology Systems, Inc. and Allan Criss dated as of March 1, 2004. (8)

10.35	Amendment to Loan Documents between Quinton Cardiology Systems, Inc., Quinton Cardiology, Inc. and Silicon Valley Bank dated December 30, 2004. (9)

10.36 *	Employment Agreement between Quinton Cardiology Systems, Inc. and Atul Jhalani dated as of February 6, 2004.

10.37 *	Form of Stock Option Grant Notice and Stock Option Agreement for grants made pursuant to the 2002 Stock Incentive Plan.

10.38 *	Senior Executives – Base Compensation Adjustments – 2005 dated as of February 28, 2005.

10.39 *	Summary of Non-Employee Director Compensation.

10.40 *	2004 Sales Bonus Plan for Darryl Lustig, as amended on March 14, 2005.

10.41 *	2004 Sales Bonus Plan for Allen Criss, as amended on March 14, 2005.

10.42 *	2005 Sales Incentive Plan for Darryl Lustig.

10.43 *	2005 Sales Incentive Plan for Allen Criss.

10.44 *	Employment Agreement between Quinton Cardiology Systems, Inc. and Brian Lee dated as of February 6, 2004.

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-49755) filed on January 17, 2003.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-49755) filed on May 21, 2003.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-83272).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-49755).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-49755).

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-49755).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-49755).

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-49755).

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-49755) filed on January 5, 2005.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quinton Cardiology Systems, Inc.

By:	/s/ Michael K. Matysik

Michael K. Matysik Chief Financial Officer

Date: March 16, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ John R. Hinson John R. Hinson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005
/s/ Michael K. Matysik Michael K. Matysik	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005
/s/ Ruediger Naumann-Etienne Ruediger Naumann-Etienne	Chairman of the Board	March 16, 2005
/s/ W. Robert Berg W. Robert Berg	Director	March 16, 2005
/s/ Jue-Hsien Chern Jue-Hsien Chern	Director	March 16, 2005
/s/ Harvey N. Gillis Harvey N. Gillis	Director	March 16, 2005

QUINTON CARDIOLOGY SYSTEMS, INC.
AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework as of December 31, 2004 in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Quinton Cardiology Systems, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Quinton Cardiology Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Quinton Cardiology Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Quinton Cardiology Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Quinton Cardiology Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Quinton Cardiology Systems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Quinton Cardiology Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Quinton Cardiology Systems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quinton Cardiology Systems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Quinton Cardiology Systems, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington
March 14, 2005

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$185	$21,902
Marketable equity securities	—	646
Accounts receivable, net of allowance for doubtful accounts of $663 and $655, respectively	12,480	13,649
Inventories	12,690	11,047
Deferred income taxes	—	5,542
Prepaid expenses and other current assets	1,419	790

Total current assets	26,774	53,576
Machinery and equipment, net of accumulated depreciation and amortization of $5,076 and $5,976, respectively	4,918	4,314
Deferred income taxes	—	3,594
Intangible assets, net of accumulated amortization of $948 and $1,271, respectively	5,672	5,619
Investment in unconsolidated entity	1,000	1,000
Goodwill	9,953	9,072

Total assets	$48,317	$77,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$354	$—
Current portion of long term debt	363	—
Accounts payable	6,183	5,615
Accrued liabilities	7,349	6,220
Warranty liability	2,059	2,093
Deferred revenue	4,499	4,754

Total current liabilities	20,807	18,682

Deferred income taxes	1,180	—

Total liabilities	21,987	18,682

Minority interest in consolidated entity	198	159

Shareholders’ Equity:
Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares outstanding as of December 31, 2003 and 2004	—	—
Common stock (65,000,000 shares authorized), $0.001 par value, 12,214,905 and 14,057,195 shares issued and outstanding at December 31, 2003 and 2004, respectively	45,617	62,656
Deferred stock-based compensation	(106)	(33)
Accumulated other comprehensive income	—	22
Accumulated deficit	(19,379)	(4,311)

Total shareholders’ equity	26,132	58,334

Total liabilities and shareholders’ equity	$48,317	$77,175

The accompanying notes are an integral part of these financial statements.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2002	2003	2004
Revenues:
Systems	$37,389	$71,557	$77,373
Service	9,107	12,839	12,230

Total revenues	46,496	84,396	89,603

Cost of Revenues:
Systems	23,247	43,955	42,862
Service	4,636	7,176	7,440

Total cost of revenues	27,883	51,131	50,302

Gross profit	18,613	33,265	39,301

Operating Expenses:
Research and development	5,126	8,086	7,397
Write off acquired in-process research and development	—	1,290	—
Sales and marketing	9,974	17,669	18,378
General and administrative (excluding $111, $74 and $73 of stock-based compensation, respectively)	5,273	7,669	8,275
Stock-based compensation	111	74	73

Total operating expenses	20,484	34,788	34,123

Operating income (loss)	(1,871)	(1,523)	5,178

Other Income (Expense):
Interest income	225	13	162
Interest expense	(114)	(257)	(232)
Interest income, putable warrants	219	32	—
Other income (expense), net	(6)	(11)	1,031

Total other income (expense)	324	(223)	961

Income (loss) before income taxes and minority interest in loss of consolidated entity	(1,547)	(1,746)	6,139
Income tax benefit (expense)	192	(62)	8,890

Income (loss) before minority interest in loss of consolidated entity	(1,355)	(1,808)	15,029
Minority interest in loss of consolidated entity	—	25	39

Net income (loss)	$(1,355)	$(1,783)	$15,068

Net income (loss) per share — basic	$(0.17)	$(0.15)	$1.14
Net income (loss) per share — diluted	$(0.17)	$(0.15)	$1.08
Weighted average shares outstanding — basic	7,887,659	12,147,720	13,262,748
Weighted average shares outstanding — diluted	7,887,659	12,147,720	14,011,394

The accompanying notes are an integral part of these financial statements.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share data)

								Accumulated
	Series A		Series B				Deferred	Other
	Preferred Stock		Preferred Stock		Common Stock		Stock-based	Comprehensive	Accumulated
	Amount	Shares	Amount	Shares	Amount	Shares	Compensation	Income	Deficit	Total
Balance, December 31, 2001	$12,230	12,230,000	$865	865,000	$3,490	677,275	$(287)	$—	$(16,241)	$57
Issuance of common stock upon exercise of stock options	—	—	—	—	60	91,191	—	—	—	60
Deferred stock compensation	—	—	—	—	4	—	(4)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	111	—	—	111
Proceeds from issuance of common stock, net of issuance costs	—	—	—	—	28,184	4,600,000	—	—	—	28,184
Conversion of preferred stock to common stock	(12,230)	(12,230,000)	(865)	(865,000)	13,095	6,639,347	—	—	—	—
Proceeds from issuance of stock under employee stock purchase plan	—	—	—	—	252	41,323	—	—	—	252
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(1,355)	(1,355)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(1,355)

Balance, December 31, 2002	—	—	—	—	45,085	12,049,136	(180)	—	(17,596)	27,309
Issuance of common stock upon exercise of stock options	—	—	—	—	81	81,883	—	—	—	81
Amortization of deferred stock compensation	—	—	—	—	—	—	74	—	—	74
Proceeds from issuance of stock under employee stock purchase plan	—	—	—	—	451	83,886	—	—	—	451
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(1,783)	(1,783)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(1,783)

Balance, December 31, 2003	—	—	—	—	45,617	12,214,905	(106)	—	(19,379)	26,132
Issuance of common stock upon exercise of stock options	—	—	—	—	359	157,313	—	—	—	359
Amortization of deferred stock compensation	—	—	—	—	—	—	73	—	—	73
Proceeds from issuance of common stock, net of issuance costs	—	—	—	—	15,451	1,605,976	—	—	—	15,451
Proceeds from issuance of stock under employee stock purchase plan	—	—	—	—	531	79,001	—	—	—	531
Tax benefit recognized for stock options	—	—	—	—	698	—	—	—	—	698
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	15,068	15,068
Unrealized gain on available-for-sale securities net of income tax effect	—	—	—	—	—	—	—	22	—	22

Total comprehensive income								—	—	15,090

Balance, December 31, 2004	$—	—	$—	—	$62,656	14,057,195	$(33)	$22	$(4,311)	$58,334

The accompanying notes are an integral part of these financial statements.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2002	2003	2004
Operating Activities:
Net income (loss)	$(1,355)	$(1,783)	$15,068
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities — Depreciation and amortization	1,197	1,858	1,574
Loss on disposal of machinery and equipment	21	365	20
Amortization of deferred stock-based compensation	111	74	73
Write off of purchased in-process research and development	—	1,290	—
Minority interest in loss of consolidated entity	—	(25)	(39)
Deferred income taxes	—	24	(9,014)
Interest income, putable warrants	(219)	(32)	—
Gain on sale of hemodynamic monitoring business	—	—	(633)
Other income — marketable securities	—	—	(610)
Changes in operating assets and liabilities, net of business acquired and product line disposed of:
Accounts receivable	(1,261)	(1,298)	(1,169)
Inventories	(876)	1,543	775
Prepaid expenses and other assets	55	227	(51)
Income taxes receivable and payable	(206)	—	—
Accounts payable	712	(1,318)	(568)
Accrued liabilities	(164)	(504)	332
Warranty liability	(235)	(46)	49
Deferred revenue	851	(202)	452

Net cash flows from (used in) operating activities	(1,369)	173	6,259

Investing Activities:
Purchases of machinery and equipment	(1,044)	(1,345)	(666)
Purchase of technology	—	—	(125)
Proceeds from collection of a note receivable in connection with sale of hemodynamic monitoring product line	—	—	750
Purchase of Burdick, Inc., net of cash acquired	—	(19,385)	—
Proceeds from sale of hemodynamic monitoring product line	—	1,000	—
Restricted cash deposit for acquisition	(1,325)	—	—
Acquisition of treadmill manufacturing business	(1,000)	—	—
Proceeds from sales of machinery and equipment	—	133	—

Net cash flows used in investing activities	(3,369)	(19,597)	(41)

Financing Activities:
Borrowings (repayments) on bank line of credit, net	(4,471)	354	(354)
Proceeds from issuance of common stock, net of issuance costs of $3,981, $0 and $448, respectively	28,219	—	15,451
Payment of note payable in connection with purchase of technology	—	—	(125)
Payments of long term debt	—	(363)	(363)
Redemption of putable warrants	(158)	(296)	—
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	312	532	890

Net cash flows from financing activities	23,902	227	15,499

Net change in cash and cash equivalents	19,164	(19,197)	21,717
Cash and cash equivalents, beginning of year	218	19,382	185

Cash and cash equivalents, end of year	$19,382	$185	$21,902

Supplemental disclosures of cash flow information:
Cash (refunds received) paid for income taxes	$—	$(206)	$150
Cash paid for interest	131	264	117
Supplemental disclosures of noncash investing and financing activities:
Note issued in connection with purchase of technology	$—	$—	$125
Note receivable recorded in connection with the sale of hemodynamic monitoring product line	—	728	—
Note issued in connection with acquisition of treadmill manufacturing business	925	—	—

The accompanying notes are an integral part of these financial statements.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

1. Organization and Description of Business

     Quinton Cardiology Systems, Inc. (“Quinton”), a Delaware corporation, which reincorporated from California in May 2003, changed its name from QIC Holding Corp. in February 2002. Quinton, its subsidiary, Quinton Cardiology, Inc. and its majority owned joint venture, Shanghai Quinton Medical Device Co., Ltd. (“Shanghai- Quinton”), are referred to herein as the Company. The Company develops, manufactures, markets and services a family of advanced cardiology products used in the diagnosis, monitoring, and management of patients with heart disease.

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

2. Summary of Significant Accounting Policies

     Basis of Presentation and Reclassifications

     The accompanying consolidated financial statements include the accounts of Quinton Cardiology Systems, Inc., its wholly owned subsidiaries and its majority owned joint venture. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior year balances to conform to the current period presentation.

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
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

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

     Marketable Equity Securities

     The Company accounts for marketable equity securities in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. The Company classifies its marketable equity securities as available-for-sale and, as such, carries the investments at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income. The cost of securities sold is determined based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income.

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

     Intangible Assets

     The Company’s intangible assets are comprised primarily of a trade name, developed technology and customer relationships, all of which were acquired in our acquisition of Burdick in 2003. Company management uses judgment to estimate the useful lives of each intangible asset. The Company believes the Burdick trade name has an indefinite life, and accordingly does not amortize the trade name. Developed technology was assigned a seven year useful life, based on the estimated remaining economic life of the related products. The useful life of the distributor

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

relationships has been determined to be 10 years, based on historical turnover experience and in consideration of the long standing and stable nature of these relationships.

     The Company annually re-evaluates its conclusion that the Burdick trade name has an indefinite live and makes a judgment about whether there are factors that would limit the ability to benefit from the trade name in the future. If there were such factors, the Company would amortize the trade name. Company management annually reviews the trade name intangible asset for impairment by comparing the fair value of the asset to its carrying value. The Company uses judgment to estimate the fair value of the trade name. The judgment about fair value is based on expectations of future cash flows and an appropriate discount rate.

     Company management reviews the intangible assets subject to amortization for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. Such evaluation involves comparing the carrying amount to the Company’s estimate of fair value. If it is concluded that intangible assets are impaired, a loss would be recognized on our statement of operations and as a reduction to the intangible asset.

     Goodwill

     Goodwill represents the excess of costs over the estimated fair values of net assets acquired in connection with our acquisitions of the medical treadmill manufacturing line in 2002 and Spacelabs Burdick, Inc. in 2003, which, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) are not being amortized. Also in accordance with SFAS No. 142, the Company tests goodwill for impairment at the reporting unit level on an annual basis and between annual tests in certain circumstances. The Company has determined that it has two reporting units, consisting of general cardiology products, which includes the service business, and the Shanghai-Quinton joint venture, both of which operate in the cardiology market and have similar economic and operating characteristics.

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

     Purchase Accounting

     SFAS No. 141, “Business Combinations,” requires that the purchase method of accounting be used for all business combinations and establishes specific criteria for the recognition of intangible assets separately from goodwill. In connection with the Company’s acquisitions of the medical treadmill manufacturing line and Spacelabs Burdick, Inc., the Company allocated the respective purchase prices plus transaction costs to estimated fair values of assets acquired and liabilities assumed. These purchase price allocation estimates were made based on the Company’s estimates of fair values.

     Income Taxes

     The Company accounts for income taxes under the asset and liability method as set forth in SFAS No. 109, “Accounting for Income Taxes,” under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and operating loss and

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

tax credit carryforwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities and operating loss and tax credit carryforwards are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carryforwards are expected to be recovered or settled.

     Revenue Recognition

     The Company’s revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” and the Emerging Issues Task Force consensus on Issue No. 00-21, “Revenue arrangements with Multiple Deliverables”, and, in addition, to the extent revenues are allocated to software elements, AICPA Statement of Position 97-2, “Software Revenue Recognition” as amended by AICPA Statement of Position 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.”

     Revenue from sales of systems is generally recognized when title transfers to the customer, typically upon shipment. The Company recognizes revenue on sales of systems made to distributors when the product is shipped to its distributors and all significant obligations of the Company have been satisfied. In making a determination of whether significant obligations have been met, the Company evaluates any installation or integration obligations to determine whether those obligations are inconsequential or perfunctory. In cases where the remaining installation or integration obligation is determined to be inconsequential or perfunctory, the Company defers the portion of revenue associated with the fair value of the installation and integration obligation until these services have been completed. Distributors do not have price protection and generally do not have product return rights, except in limited cases upon termination of the distributor agreement. With respect to software revenue, the fair value of undelivered support is deferred and the residual fair value of delivered software is recognized. Revenue from software implementation services is recognized as the services are provided. The Company occasionally sells software and hardware upgrades. With respect to software upgrades, the fair value of undelivered software upgrades is deferred and recognized upon delivery of the specified upgrades. With respect to hardware upgrades, the Company recognizes revenue when the hardware is shipped.

     When a product upgrade for a system is due to be released in the near future, the Company occasionally sells purchasers of the system the right to upgrade to the new version when it is released. The timing of recognition of revenues from system sales that include upgrade rights depends on the Company’s judgment about whether there is sufficient objective evidence regarding the fair value of the upgrade right. If there is sufficient objective evidence of the fair value of the upgrade right, revenue is recognized from the sale of the system, net of the fair value of the upgrade right, at the time of shipment and revenue related to the fair value of the upgrade rights is deferred until the upgrade is shipped. If there is not sufficient evidence of the fair value of the upgrade right, the Company defers all revenues from the sale of the system, including the upgrade right, until the upgrade is shipped. The factors considered in determining if there is adequate evidence of fair value include whether the undelivered upgrade right is sold separately at prices that, in the Company’s judgment, are within a narrow range or, if the upgrade right has not been sold separately, whether established list prices exist which, in the Company’s judgment, will be the probable price of the upgrade when it is introduced into the market. The timing of revenue recognition could be materially affected if different judgments are made regarding the sufficiency of the evidence regarding the fair value of these upgrade rights.

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

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

     Freight charges billed to customers and included in revenue were approximately $1,585,000, $1,473,000 and $1,536,000 in 2002, 2003 and 2004, respectively. The associated expense is classified within cost of revenues in the accompanying consolidated statements of operations.

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

     Export Sales

     For the years ended December 31, 2002, 2003 and 2004, export sales were 6%, 8% and 7%, respectively, of total revenues. Export sales are denominated in U.S. dollars. Accordingly, the Company did not incur any foreign currency transaction gains or losses.

     Foreign Currency Translation

     The functional currency of our Shanghai-Quinton joint venture is the Chinese Renminbi. The Company translated assets and liabilities related to this operation to U.S. dollars at the exchange rate in effect at the date of the consolidated balance sheet. The Company converted revenues and expenses into U.S. dollars using the average monthly exchange rates. The rate of exchange between the Chinese Renminbi and the U.S. dollar did not change during 2003 or 2004. Accordingly, the Company did not incur any foreign currency translation gain or loss in 2003 or 2004.

     Advertising Costs

     The cost of advertising is expensed as incurred. During the years ended December 31, 2002, 2003 and 2004, the Company incurred advertising expenses of $114,000, $199,000 and $268,000, respectively.

     Warranty

     The Company provides warranty service covering the systems it sells. Estimated future costs of providing warranty service, which relate principally to the hardware components of the systems, are provided when the systems are sold. Estimated future costs are based on warranty claims history and other relevant information.

     The Company’s sales to customers generally include certain provisions for indemnifying customers against liabilities if the Company’s software products infringe a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the consolidated financial statements.

     Research and Development Costs

     Research and development costs are expensed as incurred.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

     Comprehensive Income

     The company computes comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities. Accumulated balances for each element of other comprehensive income were as follows (in thousands):

	2002	2003	2004
Unrealized gain on available-for-sale securities, net of tax of $0, $0 and $14	$—	$—	$22

Accumulated other comprehensive income	$—	$—	$22

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

     The Company owns preferred equity securities of a privately held company, ScImage, Inc. which is accounted for using the cost method. The fair value of the investment is not readily determinable from published market data, so judgment is used to estimate the fair value. If the estimated fair value of this investment was to decline to an amount below its carrying amount, and the decline was considered other than temporary, a loss would be recorded. The Company believes that the carrying amount of the investment is not less than the Company’s estimate of fair value.

     Accounting for Stock-Based Compensation

     The Company has elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force consensus on Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

     Had compensation cost been determined based on the fair value of the options at the grant dates during 2002, 2003 and 2004, consistent with the provisions of SFAS No. 123, the Company’s reported net income (loss) would have been the pro forma amounts indicated below (in thousands, except per share amounts):

	2002	2003	2004
Net income (loss) — as reported	$(1,355)	$(1,783)	$15,068
Add back: Stock-based employee compensation expense included in reported income (loss), net of related tax effects	111	74	73
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects of $0, $0 and $376	(476)	(1,286)	(1,737)

Net income (loss) — pro forma	$(1,720)	$(2,995)	$13,404

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

	2002	2003	2004
Net income (loss) per share, basic — as reported	$(0.17)	$(0.15)	$1.14
Net income (loss) per share, basic — pro forma	$(0.22)	$(0.25)	$1.01
Net income (loss) per share, diluted — as reported	$(0.17)	$(0.15)	$1.08
Net income (loss) per share, diluted — pro forma	$(0.22)	$(0.25)	$0.98

     The following table sets forth, consistent with the provisions of SFAS No. 123, the denominator for calculating pro forma diluted net income (loss) per share for the periods ended December 31:

	2002	2003	2004
Denominator:
Weighted average shares outstanding	7,895,814	12,147,720	13,262,748
Less: weighted average shares subject to repurchase	(8,155)	—	—

Pro forma weighted average shares for basic calculation	7,887,659	12,147,720	13,262,748
Pro forma incremental shares from employee stock options	—	—	355,796

Pro forma weighted average shares for diluted calculation	7,887,659	12,147,720	13,618,544

     The fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates ranging from 3.5% to 4.2%; volatility of 90%, 85% and 70% in 2002, 2003 and 2004, respectively; zero dividend yield; and four year expected life from grant date in 2002 and seven year expected life from grant date in 2003 and 2004. The weighted-average fair value of options granted in 2002, 2003 and 2004 was $5.49, $5.08 and $6.40, respectively.

     The weighted average fair value of the employee stock purchase rights under the Company’s Employee Stock Purchase Plan was $1.93 and $2.54 in 2003 and 2004, respectively. The following assumptions were used in the Black-Scholes option-pricing model to perform the calculation in 2003 and 2004: risk-free interest rate of 2.0%; volatility 85% and 70% in 2003 and 2004, respectively; zero dividend yield; and 0.75 and 0.5 year expected life from grant date in 2003 and 2004, respectively.

     Net Income (Loss) Per Share

     In accordance with SFAS No. 128, “Computation of Earnings Per Share,” basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Common stock that the Company has the right to repurchase is not included in the calculation of outstanding shares. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is antidilutive.

     The following table sets forth the computation of basic and diluted net income (loss) per share for the periods ended December 31 (in thousands, except share data):

	2002	2003	2004
Numerator:
Net income (loss)	$(1,355)	$(1,783)	$15,068

Denominator:
Weighted average shares outstanding	7,895,814	12,147,720	13,262,748

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

	2002	2003	2004
Less: weighted average shares subject to repurchase	(8,155)	—	—

Weighted average shares for basic calculation	7,887,659	12,147,720	13,262,748
Incremental shares from employee stock options	—	—	748,646

Weighted average shares for diluted calculation	7,887,659	12,147,720	14,011,394

     For the years ended December 31, 2002, 2003 and 2004, 1,490,784, 1,835,067 and 227,056, respectively, shares of common stock subject to repurchase, stock options and warrants were excluded from the computation of diluted income (loss) per share, as their impact was antidilutive.

     Concentrations

     The Company had one vendor that accounted for 12%, 12% and 18% of the Company’s purchases for the years ended December 31, 2002, 2003 and 2004, respectively. The Company had another vendor that accounted for 17%, 10% and 8% of the Company’s purchases for the years ended December 31, 2002, 2003 and 2004, respectively. There were no other vendors that accounted for over 10% of the Company’s purchases for the years ended December 31, 2002, 2003, and 2004. Although products are available from other sources, the vendors’ inability or unwillingness to supply products in a timely manner or on terms acceptable to the Company could adversely affect the Company’s ability to meet customers’ demands.

     The Company’s largest customer accounted for 0%, 14% and 15% of the Company’s revenues for the years ended December 31, 2002, 2003 and 2004, respectively. There were no other customers that accounted for more than 10% of the Company’s revenues for the years ended December 31, 2002, 2003 and 2004.

     Segment Reporting

     In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”, the Company has determined that it currently has one reportable segment, diagnostic cardiology systems and related services.

     The following table summarizes revenues, which are attributed based on the geographic location of the customers, for the years ended December 31 (in thousands),

	2002	2003	2004
Domestic	$43,702	$77,909	$83,696
Foreign	2,794	6,487	5,907

Total	$46,496	$84,396	$89,603

     Long-lived assets located outside the United States are not material.

     Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (“FASB”) revised FASB Interpretation No. 46 (FIN 46R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This interpretation addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R requires that calendar year-end public companies apply the unmodified or revised provisions of FIN 46 to entities previously considered special purpose entities in the reporting period ended December 31, 2003. The interpretation is applicable to all other entities not previously considered special purpose entities in the quarter ended March 31, 2004. The adoption of FIN 46R did not have a material effect on the Company’s consolidated financial statements.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Effective as of the beginning of the Company’s 2005 third quarter, SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of an equity instrument, such as stock options, based on the grant-date fair-value of the award. The associated cost must be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). SFAS No. 123R provides for a variety of implementation alternatives, including accounting for the change prospectively or restating previously reported amounts to reflect the compensation expense that would have been recorded under SFAS No. 123R. The Company is in the process of evaluating the impact of adopting SFAS No. 123R and of determining the impact on its results of operations and statements of cash flows.

     In December 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”). SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of SFAS No. 151 will not have a material impact on its consolidated financial statements.

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

     The original purchase price of $24.0 million was funded with approximately $20.2 million in cash, a holdback of $1.3 million for working capital adjustments plus a partial draw down on our revolving bank credit facility. Transaction related costs were approximately $0.7 million.

     In April 2003, an agreement was reached with the seller to adjust the purchase price to $20.4 million, based principally on the amount of Burdick’s net working capital at the date of acquisition. In accordance with this agreement, the Company kept the $1.3 million that was held back at closing and received a $2.3 million refund from the seller subsequent to the April 21, 2003 agreement. The refund was used to reduce borrowings against the Company’s line of credit.

     The Company has obtained all of the information the Company has arranged to obtain and has finalized the purchase price allocation. The purchase price, including incremental costs directly related to the transaction, was allocated as follows (in thousands):

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
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

Current liabilities	(6,961)
Deferred income taxes	(1,156)

Net assets acquired	$21,103

     Inventories included an adjustment to Burdick’s historical cost to increase finished goods to fair market value less expected disposal costs and selling margin. This adjustment resulted in a valuation of inventory of $300,000 in excess of Burdick’s historical cost. This increase in the inventory valuation was charged to cost of revenues in 2003, as the associated inventories were sold in the normal course of business.

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

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

     A deferred income tax liability was recorded related to the trade name and other intangible assets, which have no tax basis. Because of the indefinite life of the trade name, the associated deferred tax liability was not used to reduce the valuation allowance against existing deferred income tax assets at the acquisition date.

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

     In 2004, the Company became aware that certain marketable equity securities belonged to the Company as a result of the Burdick acquisition. The Company was not aware of these assets at the time of the acquisition and, consequently, recorded other income of $610,000 when such assets were recognized. In addition, the Company recorded charges to other income of $245,000 and interest expense of $121,000 during 2004, relating to unpaid software royalties on Burdick products from periods prior to our acquisition of Burdick, of which we were unaware at the time of the acquisition. These charges relate to the full settlement of these previously unpaid royalties.

     Minority Interest

     As part of the acquisition of Burdick, the Company acquired 56% ownership of Shanghai Burdick Medical Instrument Co., LTD., which became Shanghai-Quinton in 2004. The Shanghai-Quinton joint venture has a limited life of thirty years, terminating in 2030. If the joint venture is terminated, the Company would be required to liquidate the net assets of the joint venture and distribute proceeds to the partners. Assuming the joint venture were to have been terminated effective December 31, 2004, the Company estimates that such net proceeds would approximate the carrying value of the minority interest recorded in the accompanying consolidated balance sheet, which was approximately $159,000 at December 31, 2004.

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

     Changes in the Company’s accrued liabilities related to the consolidation of manufacturing operations were as follows (in thousands):

Manufacturing consolidation liabilities as of December 31, 2002	$—
Severance, employee transition and other consolidation related costs charged to systems cost of revenues	1,304
Severance and other employee transition costs charged to service cost of revenues	114

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

Costs paid	(1,094)

Manufacturing consolidation liabilities as of December 31, 2003	324
Costs paid	(324)

Manufacturing consolidation liabilities as of December 31, 2004	$—

5. Sale of Hemodynamic Monitoring Product Line

     In October 2003, the Company sold its hemodynamic monitoring product line. As consideration, the Company received $1,000,000 in cash and recorded a note receivable for $750,000, which was paid on October 20, 2004. The buyer may pay additional contingent consideration of up to $1,500,000 based on future sales of the buyer’s products to our previous hemodynamic products customers, of which approximately $89,000 in contingent consideration has been received through December 31, 2004.

     Based on the Company’s post-closing transition responsibilities, which extended into 2004, the Company deferred the recognition of any gain on the transaction until its transition responsibilities were fulfilled. In June 2004, the Company recognized a gain of $633,000 on the transaction, including the effect of contingent consideration received prior to the Company fulfilling its transition responsibilities. Contingent consideration received subsequent to the Company fulfilling its transition responsibilities of $34,000 was recognized as income in the period earned.

6. Marketable Equity Securities

     Marketable equity securities are classified as available-for-sale at December 31, 2004. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income. At December 31, 2004, the securities had unrealized gains of $22,000, net of tax effect of $14,000. There were no gains or losses reclassified from accumulated other comprehensive income to earnings during 2004.

7. Inventories

     Inventories are comprised of the following as of December 31 (in thousands):

	2003	2004
Raw materials	$9,708	$7,879
Finished goods	2,982	3,168

Total inventories.	$12,690	$11,047

8. Machinery and Equipment

     Machinery and equipment includes the following as of December 31 (in thousands):

	Depreciable
	Lives	2003	2004
Equipment	(2-14 years)	$8,051	$8,173
Furniture and fixtures	(3-13 years)	988	984
Leasehold improvements	(2-6 years)	955	1,133

Subtotal		9,994	10,290
Less: Accumulated depreciation and amortization		(5,076)	(5,976)

Net machinery and equipment		$4,918	$4,314

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

     During the years ended December 31, 2002, 2003 and 2004, the Company recorded depreciation and amortization expense of $1,067,000, $1,477,000 and $1,251,000, respectively, relating to machinery and equipment.

9. Intangible Assets

     The gross carrying amount and accumulated amortization of the Company’s amortizable intangible assets were $3,490,000 and $1,271,000, respectively, at December 31, 2004 and have a weighted-average amortization period of 7.6 years. At December 31, 2003, the gross carrying amount and accumulated amortization of the Company’s amortizable intangible assets were $3,220,000 and $948,000, respectively, and had a weighted-average amortization period of 7.9 years.

     The carrying amount of the Company’s intangible asset with an indefinite life was $3,400,000 at December 31, 2003 and 2004, and, accordingly, the Company does not amortize this asset.

     The Company recorded amortization expense for identifiable intangibles of $130,000, $381,000, and $323,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

     The Company’s estimated amortization expense for the next five years is summarized as follows (in thousands):

2005	$363
2006	$377
2007	$364
2008	$327
2009	$327
Thereafter	$461

10. Goodwill

     In October 2002, the Company acquired the medical treadmill manufacturing business and related assets and technology rights from its previous supplier of these treadmills. The Company recorded goodwill of $926,000 in connection with this purchase.

     In January 2003, the Company purchased 100% of the stock of Spacelabs Burdick, Inc. (“Burdick”). The Company recorded goodwill of $9,027,000 in connection with this purchase.

     In June 2004, the Company reduced its goodwill by $263,000 in connection with the sale of its hemodynamic monitoring product line. In December 2004, in connection with reversing its valuation allowance against deferred tax assets, the Company decreased goodwill by approximately $618,000 due to net operating loss carryforwards resulting from the Company’s acquisition of Burdick.

11. Accrued Liabilities and Warranty

     Accrued liabilities are comprised of the following as of December 31 (in thousands):

	2003	2004
Accrued compensation and benefits	$3,452	$3,578
Deferred consideration on sale of hemodynamic monitoring business	1,540	—
Other accrued liabilities	2,357	2,642

Total accrued liabilities	$7,349	$6,220

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

     The Company’s warranty liability is summarized as follows (in thousands):

		Increase	Charged to
	Beginning	through	cost of	Applied to	End of
	of Period	acquisition	revenues	liability	Period
Year Ended December 31, 2002	$1,269	$—	$762	$(942)	$1,089
Year Ended December 31, 2003	1,089	1,016	1,384	(1,430)	2,059
Year Ended December 31, 2004	2,059	—	1,291	(1,257)	2,093

12. Borrowings

     In connection with the 2003 acquisition of Spacelabs Burdick, Inc., the Company established a line of credit in December 2002. Borrowings under the line of credit are currently limited to the lesser of $12,000,000 or an amount based on eligible accounts receivable and eligible inventories. Substantially all of the Company’s assets are pledged as collateral for the line of credit. This line of credit bears interest based on a variable rate ranging from the bank’s prime rate plus a minimum of 0.0% to a maximum of 0.5% based on a funded debt to Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) ratio, which amounted to 5.25% at December 31, 2004. In addition, unused balances under this facility bear monthly fees equal to 0.25% per annum on the difference between the maximum credit limit and the sum of (i) the average daily principal balance during the month and (ii) the face amount of any letters of credit. The current line of credit expires on December 30, 2005. At December 31, 2004, the Company did not have any borrowings under this line of credit. At December 31, 2003, the Company had borrowings under this line of credit of $354,000. As of December 31, 2004, the Company had capacity to borrow $10,330,000 based on eligible accounts receivable and eligible inventory. The credit facility contains standard negative covenants and restrictions on actions by the Company, including but not limited to, activity related to common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes in, or disposition of assets. Certain of these actions may be taken with the consent of the lender. In addition, the credit agreement requires that the Company meet certain financial covenants, namely a minimum tangible net worth measure. As of December 31, 2004, the Company was in compliance with all covenants under the credit facility.

     Putable Warrants

     In connection with a loan in 1998, the Company issued warrants to purchase 123,536 shares of Series A convertible preferred stock with an exercise price of $0.01 per share which were immediately exercisable. At the holders’ option, the Company was required to make a cash payment to the holder equal to the fair market value of the shares issuable upon conversion of the warrants. Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company recorded this obligation at its fair value as a liability. The liability was marked to fair value at each reporting date with the fair value representing the amount of cash payments the Company would be required to make to the holder. The change in fair value is recorded in the consolidated statements of operations as interest income or expense, putable warrants. These warrants were redeemed in 2002 and 2003 for $158,000 and $296,000, respectively. As of December 31, 2003 and 2004, there were no remaining warrants outstanding.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

13. Income Taxes

     The provision (benefit) for income taxes is as follows (in thousands):

	Year Ended December 31,
	2002	2003	2004
Current
Federal	$(206)	$—	$77
State	14	38	47

Total current provision (benefit).	(192)	38	124

Deferred
Federal	—	21	(8,472)
State	—	3	(542)

Total deferred provision (benefit)	—	24	(9,014)

Total provision (benefit)	$(192)	$62	$(8,890)

     A reconciliation of the United States statutory rate to the effective tax rates attributable to continuing operations follows:

	Year Ended December 31,
	2002	2003	2004
Federal income tax provision (benefit) at U.S. statutory rates	(34.0)%	(34.0)%	34.0%
Non-deductible expenses	2.5	3.7	1.6
Research and development credits	(17.3)	(25.3)	(6.5)
State income taxes, net of federal benefit	1.1	1.3	0.5
Exclusion for extraterritorial income	—	—	(0.8)
Change in deferred tax valuation allowance	35.3	57.9	(173.6)

Provision (benefit) for income taxes	(12.4)%	3.6%	(144.8)%

     As of December 31, 2004, the Company generated three years of cumulative pre-tax operating profits. As a result of this positive earnings trend and projected operating results over the next five years, the Company eliminated all of the valuation allowance against its deferred tax assets of $10,272,000, having now determined that it is more likely than not that the Company’s deferred tax assets will be realized. This reduction included recognition of an income tax benefit totaling $8,956,000, a direct increase to stockholders’ equity of $698,000 due to stock option exercises and a decrease to goodwill of approximately $618,000 due to certain basis differences and net operating loss carryforwards resulting from the Company’s acquisition of Burdick, Inc. Of the total income tax benefit recognized, approximately $8,412,000 relates to Federal deferred tax benefit with the remainder representing state deferred tax benefit. The valuation allowance against our deferred tax assets increased in 2002 and 2003 by $1,501,000 and $2,157,000, respectively, and decreased in 2004 by $11,086,000.

     Deferred tax assets (liabilities) are comprised of the following as of December 31 (in thousands):

	2003	2004
Deferred tax assets:
Net operating loss carryforward	$4,414	$3,334
Stock-based compensation	1,190	1,218
Research and experimentation and alternative minimum tax credits.	2,413	2,889
Inventory basis difference	1,857	1,492
Warranty liability	782	795
Deferred consideration on sale of hemodynamic monitoring business	820	480

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

	2003	2004
Accrued compensation and severance	766	648
Other	446	903

Gross deferred tax assets	12,688	11,759

Valuation Allowance	(11,086)	—

Deferred tax liabilities:
Depreciation	(843)	(520)
Burdick intangible assets	(759)	(659)
Burdick trade name intangible asset	(1,156)	(1,156)
Other income – marketable equity securities	—	(245)
Goodwill from treadmill line acquisition	(24)	(43)

Gross deferred tax liabilities	(2,782)	(2,623)

Net deferred tax asset (liability)	$(1,180)	$9,136

     At December 31, 2004, the Company had net operating loss carryforwards of approximately $7,450,000 and $20,031,000 related to U.S. federal and state jurisdictions, respectively, and credit carryforwards totaling $2,889,000. Federal net operating loss carryforwards expire in varying amounts between 2021 and 2023. State net operating loss carryforwards expire in varying amounts between 2005 and 2023. Tax credit carryforwards, excluding alternative minimum tax credits of approximately $77,000 which do not expire, expire in varying amounts between 2018 and 2024. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for limitations on the utilization of net operating loss and research and experimentation credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382. The sale by the Company of common stock in June, 2004 resulted in an ownership change, as defined in Section 382. Accordingly, utilization of the net operating loss carryforwards is limited to approximately $6,000,000 per year.

     For tax purposes, the income tax benefit from stock compensation expense in excess of the amounts recognized for financial reporting purposes at December 31, 2004 was $698,000. This amount was recognized in 2004 and credited to stockholders’ equity. Of this benefit, $149,000, $194,000 and $348,000 related to stock option activity in 2002, 2003, and 2004, respectively. In addition, state net operating loss carryforwards include approximately $13,026,000 attributable to the acquisition of Burdick, Inc. An income tax benefit of $618,000 was recognized in 2004 from state net operating losses and was recorded as a reduction in goodwill.

     A tax law change effected in 2002 entitled the Company to a refund of alternative minimum taxes paid in prior periods. Due to this tax law change, the Company recognized a tax benefit of $206,000 in 2002. The Company received the refund in 2003.

14. Commitments and Contingencies

     Lease Commitments

     The Company leases its office facilities in Bothell, Washington under an operating lease. This non-cancelable facility lease agreement expires on December 31, 2013 with an option to terminate in January 2009. The Company leases office, production and warehouse facilities in Deerfield, Wisconsin under an operating lease. This non-cancelable facility lease agreement expires on November 30, 2008 with two five-year renewal options. The Company also leases equipment under non-cancelable operating leases. Future minimum lease payments, assuming the option in January 2009 to terminate the Bothell lease is exercised, under non-cancelable leases totaled $4,383,000 at December 31, 2004, payable as follows (in thousands):

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

2005	$1,113
2006	1,062
2007	1,052
2008	916
2009	240

Total	$4,383

     Net rental expense, including common area maintenance costs, during 2002, 2003 and 2004 was approximately $1,643,000, $2,253,000 and $1,165,000, respectively. For the year ended December 31, 2002, the Company received rent of approximately $609,000, including common area maintenance costs, from a sublease of production facilities in Bothell. The sublease payments were recorded as reductions of rent expense.

     Other Commitments

     As of December 31, 2004, the Company had purchase obligations of approximately $9,111,000 consisting of outstanding purchase orders issued in the normal course of business.

     Legal Matters

     The Company is a defendant in various legal matters arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

15. Shareholders’ Equity

     Preferred Stock

     The Company is authorized to issue a total of 10,000,000 shares of preferred stock, no shares of which are outstanding as of December 31, 2003 and 2004. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of preferred stock.

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

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

     The following shares of common stock have been reserved for issuance as of December 31, 2004:

Outstanding stock options	2,141,698
Stock options available for future grant	573,651

Total common shares reserved for future issuance	2,715,349

16. Stock-Based Compensation Plans

     Stock Options

     In February 2002, the Company’s board of directors adopted and the Company’s shareholders approved the 2002 Stock Incentive Plan (“the 2002 Plan”), which became effective upon completion of the Company’s initial public offering in May 2002. The 2002 Plan replaced the 1998 Equity Incentive Plan (“the 1998 Plan”) for purposes of all future incentive stock awards. The 2002 Plan allows the Company to issue awards of incentive or nonqualified stock options, shares of common stock or units denominated in common stock, all of which may be subject to restrictions. The 2002 Plan authorizes annual increases in shares for issuance equal to the lesser of (i) 681,818 shares, (ii) 3% of the number of shares of common stock outstanding on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, (iii) and the lesser amount established by the Company’s board of directors. Any shares from increases in previous years that are not issued will continue to be included in the aggregate number of shares available for future issuance. At December 31, 2004, there were 96,045 shares reserved for issuance under the 2002 Plan.

     Options generally vest ratably over a three and one-half to four year period. The term of the options is for a period of ten years or less. Options generally expire 90 days after termination of employment. If participants exercise unvested options, the Company has the right to repurchase the unvested shares at the original option exercise price in the event of termination of employment. At December 31, 2003 and 2004, there were no shares of unvested common stock which were subject to repurchase by the Company according to these repurchase rights.

     The Company has also adopted a stock option grant program for non-employee directors, administered under the terms and conditions of the 2002 Plan.

     The following table summarizes information about option transactions:

		Weighted-
		Average
		Exercise
	Options	Price
Balance, December 31, 2001	1,242,730	$1.78
Granted	336,886	8.30
Exercised	(91,191)	0.67
Canceled	(39,101)	1.69

Balance, December 31, 2002	1,449,324	3.37
Granted	517,450	6.58
Exercised	(81,883)	0.98
Canceled	(49,824)	5.48

Balance, December 31, 2003	1,835,067	4.32
Granted	531,050	9.28
Exercised	(157,313)	2.27
Canceled	(67,106)	7.22

Balance, December 31, 2004	2,141,698	$5.61

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

     The following information is provided for options outstanding and exercisable at December 31, 2004:

	Outstanding
			Weighted-	Exercisable
		Weighted-	Average		Weighted-
		Average	Remaining		Average
Range of	Number of	Exercise	Contractual	Number of	Exercise
Exercise Prices	Options	Price	Life	Options	Price
$0.22	95,083	$0.22	3.8 years	95,083	$0.22
$0.88 - $1.87	9,771	0.99	4.4 years	9,771	0.99
$2.20	753,420	2.20	5.7 years	753,420	2.20
$3.30	19,504	3.30	6.9 years	16,730	3.30
$5.40	10,000	5.40	8.2 years	10,000	5.40
$6.00 - $6.28	299,535	6.01	8.0 years	143,889	6.02
$6.80 - $8.37	470,485	8.24	7.9 years	280,795	8.28
$8.38 - $9.42	468,900	9.33	9.1 years	12,498	9.32
$10.33	15,000	10.33	9.5 years	7,497	10.33

$0.22 - $10.33	2,141,698	$5.61	7.2 years	1,329,683	$3.90

     Under APB 25, no compensation expense is recognized for options awarded to employees if the exercise price of the option equals the fair market value of the underlying stock on the grant date. Deferred stock-based compensation is recorded when the exercise price of an option or the sales price of the restricted stock is lower than the fair market value of the underlying common stock on the date of grant. The Company is amortizing deferred stock-based compensation over the vesting period of the underlying options, which is typically three and a half years. Amortization of deferred stock-based compensation to employees was approximately $111,000, $74,000 and $73,000 for the years ended December 31, 2002, 2003 and 2004, respectively. Compensation expense is decreased in the period of forfeiture by any recognized but unvested compensation upon the early termination of an option holder’s services.

     Employee Stock Purchase Plan

     The Company adopted the 2002 Employee Stock Purchase Plan (“ESPP”) in February 2002. The ESPP was implemented upon the effectiveness of the Company’s public stock offering in May 2002. The ESPP permits eligible employees to purchase common stock through payroll deductions. The Company initially reserved 227,272 shares for issuance under the ESPP Plan. In addition, the ESPP Plan authorizes annual increases in shares for issuance equal to the lesser of (i) 227,272 shares, (ii) 2% of the number of shares of common stock outstanding on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, and (iii) and the lesser amount established by the Company’s board of directors. Any shares from increases in previous years that are not actually issued will continue to be included in the aggregate number of shares available for future issuance. At December 31, 2004, there were 477,606 shares reserved for issuance under the ESPP.

     During 2003 and 2004, the Company issued 83,886 and 79,001 shares of common stock, respectively, in connection with the ESPP and received total proceeds of $451,000 and $531,000, respectively.

17. Employee Benefit Plans

     The Company is the sponsor of the Quinton Cardiology Inc. 401(k) Plan and Trust (“401(k) Plan”). The 401(k) Plan covers all employees of Quinton Cardiology Inc. who satisfy certain age and service requirements as specified in the 401(k) Plan. The 401(k) Plan includes a provision for an employee deferral of up to 16% of compensation

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

and a discretionary employer match determined by the Board. The Company made matching contributions of approximately $306,000, $331,000 and $550,000 for the years ended December 31, 2002, 2003 and 2004, respectively. As of December 31, 2003 and 2004, the Company had accrued $48,000 and $39,000, respectively, for matching plan contributions.

     As part of the acquisition of Burdick on January 2, 2003, the Company became the sponsor of the Spacelabs Burdick, Inc. 401(k) Savings Plan (the “Burdick Plan”). The Burdick Plan covered all employees of Spacelabs Burdick, Inc. who satisfied certain age and service requirements as specified in the Burdick Plan. As a result of the acquisition by Quinton, the following changes occurred with the Burdick Plan:

•	Effective October 1, 2003, all new employees meeting the eligibility criteria under the Quinton Plan, became eligible for participation in the 401(k) Plan.

•	Effective December 31, 2003, loans held by the Burdick Plan were merged into the 401(k) Plan.

•	Effective January 1, 2004, participants in the Burdick Plan became eligible for participation in the 401(k) Plan.

•	Effective March 31, 2004, the remaining assets under the Burdick Plan were merged into the 401(k) Plan.

18. Related Party Transactions

     WR Hambrecht+Co

     WR Hambrecht+Co is a member of W.R. Hambrecht/QIC, LLC, which owned 81% of the Series A convertible preferred stock prior to conversion to common stock in 2002. William R. Hambrecht is an executive of WR Hambrecht+Co and was one of the Company’s directors at the time of the stock conversion in 2002.

     WR Hambrecht+Co beneficially held more than five percent of the outstanding shares of StairMaster. During the year ended December 31, 2002, the Company paid StairMaster $2,338,000 for treadmills and related components. During the years ended December 31, 2003 and 2004, the Company did not purchase any treadmills and related components from StairMaster.

     Philips / Agilent / Zymed

     Agilent, a former owner of 19.0% of the Series A convertible preferred stock prior to conversion to common stock in 2002, sold its shares to Philips Electronics North America Corporation (“Philips”) in August 2001. Philips sold its shares of the Company’s common stock in conjunction with the Company’s public equity offering in June 2004. The Company had a royalty agreement with Agilent. For the years ended December 31, 2002 and 2003 and for the five months ended May 31, 2004, the Company paid approximately $5,000, $3,000 and $4,000, respectively, in royalties related to this agreement.

     During the year ended December 31, 2000, Agilent acquired Zymed, which was a member of W.R. Hambrecht/QIC, LLC. The Company had a software development and license agreement with Zymed. The agreement requires the Company to pay royalties to Zymed related to a non-exclusive software package license. For the year ended December 31, 2002 and 2003 and for the five months ended May 31, 2004, the Company paid royalties of $13,000, $6,000 and $22,000, respectively, related to this agreement. The Company had a royalty liability of $21,000 at December 31, 2003 related to this agreement.

     For the years ended December 31, 2002 and 2003 and for the five months ended May 31, 2004, the Company purchased approximately $94,000, $128,000 and $57,000, respectively, of inventory from Philips, Agilent and

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

Zymed, collectively. For the years ended December 31, 2002 and 2003 and for the five months ended May 31, 2004, the Company recorded revenues of approximately $69,000, $63,000 and $69,000, respectively, from Philips, Agilent, and Zymed, collectively.

     ScImage

     The Company owns a preferred ownership investment in ScImage, a privately held company, which is accounted for using the cost method. The Company earns commissions from the sale of ScImage’s products. For the years ended December 31, 2002, 2003 and 2004, the Company did not record any commissions from the sale of ScImage’s products.

19. Valuation and Qualifying Accounts

     A summary of the activity in the allowance for doubtful accounts follows (in thousands):

		Increase	Expenses		Balance -
	Beginning	Through	and		End of
	of Period	Acquisition	Adjustments	Write-offs	Period
Year Ended December 31, 2002	$385	$—	$160	$147	$398
Year Ended December 31, 2003	$398	$234	$213	$182	$663
Year Ended December 31, 2004	$663	$—	$205	$213	$655

     A summary of the activity in the sublease liability follows (amounts in thousands):

		Expenses		Balance -
	Beginning	and	Applied to	End of
	of Period	Adjustments	Liability	Period
Year Ended December 31, 2002	$831	$—	$—	$831
Year Ended December 31, 2003	$831	$—	$(831)	$—
Year Ended December 31, 2004	$—	$—	$—	$—

20. Subsequent Event

     On February 28, 2005, the Company entered into a definitive agreement to combine with Cardiac Science, Inc, a manufacturer of automated external defibrillators based in Irvine, California. The transaction was unanimously approved by the boards of directors of both companies, requires the approval of the Company’s stockholders and Cardiac Science’s stockholders and is subject to regulatory review and other customary closing conditions. The Company anticipates that the merger will close during the third quarter of 2005.

     Upon the closing of the transaction, the shareholders of each company will receive common stock of a new holding company in exchange for their shares. The new holding company will be named Cardiac Science Corporation and upon approval by the Nasdaq, will have its shares traded on the Nasdaq National Market under the symbol “DFIB.”