Form 10-K/A
period 2004-12-31
QUINTON CARDIOLOGY SYSTEMS INC
filed 2005-04-22
CIK 1166409

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/ A
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
Common Stock, $0.001 par value.
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock on June 30, 2004 as reported on the Nasdaq National market, was approximately $133,665,208.
      The number of shares of the registrant’s Common Stock outstanding at March 3, 2005 was 14,081,763.

QUINTON CARDIOLOGY SYSTEMS, INC.
2004 FORM 10-K/ A ANNUAL REPORT
EXPLANATORY NOTE
      The terms “us,” “we” and “our” refer to Quinton Cardiology Systems, Inc. and our wholly owned subsidiary, Quinton Cardiology, Inc.
      We are filing this Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2004 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on March 16, 2005, for the sole purpose of providing the information required by Part III of Form 10-K. We are also updating the signature page, the Exhibit Index referenced in Item 15 of Part IV, Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2 and including Exhibits 10.45, 10.46 and 10.47.
      Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of each of Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Item IV, as amended, is set forth below. We have also reproduced, but not modified or updated, Items 1-4 of Part I and Items 5-9B of Part II in this Amendment No. 1. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and reflects only the changes to Part III and Part IV discussed above. No other information included in the Form 10-K, including the information set forth in Part I, Part II, our financial statements and the footnotes thereto, has been modified or updated in any way.

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
      High and low bid quotations for our common stock as quoted on the Nasdaq National Market for the periods indicated are as follows.

	Stock Price

	High	Low

Fiscal 2003
First Quarter	$7.77	$5.25
Second Quarter	8.13	5.14
Third Quarter	8.85	7.20
Fourth Quarter	8.49	7.20
Fiscal 2004
First Quarter	$12.24	$7.87
Second Quarter	14.80	9.29
Third Quarter	10.11	6.80
Fourth Quarter	10.99	8.54
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

	Year Ended December 31,

	2000	2001	2002	2003	2004

		(in thousands, except per share data)
Consolidated Statement of Operations Data(1):
Revenues	$50,734	$42,874	$46,496	$84,396	$89,603
Cost of revenues	33,719	26,020	27,883	51,131	50,302

Gross profit	17,015	16,854	18,613	33,265	39,301

Operating Expenses:
Research and development	7,479	5,459	5,126	8,086	7,397
Write off acquired in-process research and development	—	—	—	1,290	—
Sales and marketing	13,306	9,210	9,974	17,669	18,378
General and administrative (excluding stock-based compensation)	4,525	4,913	5,273	7,669	8,275
Restructuring costs	645	—	—	—	—
Stock-based compensation(2)	215	2,664	111	74	73

Total operating expenses	26,170	22,246	20,484	34,788	34,123

Operating income (loss)	(9,155)	(5,392)	(1,871)	(1,523)	5,178

Other Income (Expense):
Interest income (expense), net	(302)	(939)	330	(212)	(70)
Write-off note receivable and accrued interest	—	(1,106)	—	—	—
Other income (expense), net	369	74	(6)	(11)	1,031

Total other income (expense)	67	(1,971)	324	(223)	961

Income (loss) from continuing operations before income taxes and minority interest in loss of consolidated entity	(9,088)	(7,363)	(1,547)	(1,746)	6,139
Income tax benefit (provision)	2,088	205	192	(62)	8,890

Income (loss) from continuing operations before minority interest in loss of consolidated entity	(7,000)	(7,158)	(1,355)	(1,808)	15,029
Minority interest in loss of consolidated entity	—	—	—	25	39

Income (loss) from continuing operations	(7,000)	(7,158)	(1,355)	(1,783)	15,068
Discontinued operations:
Loss on sale, net	—	(831)	—	—	—

Net income (loss)	$(7,000)	$(7,989)	$(1,355)	$(1,783)	$15,068

Basic income (loss) from continuing operations per share(3)	$(13.94)	$(11.37)	$(0.17)	$(0.15)	$1.14

Diluted income (loss) from continuing operations per share(3)	$(13.94)	$(11.37)	$(0.17)	$(0.15)	$1.08

Shares used in computing basic income (loss) from continuing operations per share(3)	502,065	629,647	7,887,659	12,147,720	13,262,748
Shares used in computing diluted income (loss) from continuing operations per share(3)	502,065	629,647	7,887,659	12,147,720	14,011,394
Consolidated Statement of Cash Flows Data:
Cash flows from (used in) operating activities	$(2,115)	$719	$(1,369)	$173	$6,259

Cash flows used in investing activities	$(672)	$(280)	$(3,369)	$(19,597)	$(41)

Cash flows from (used in) financing activities	$2,409	$(644)	$23,902	$227	$15,499

	December 31,

	2000	2001	2002	2003	2004

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$423	$218	$19,382	$185	$21,902
Total assets	23,654	17,466	42,050	48,317	77,175
Current liabilities	18,183	16,578	14,378	20,807	18,682
Long-term liabilities	—	831	363	1,180	—
Total shareholders’ equity	$5,471	$57	$27,309	$26,132	$58,334

(1)	The acquisition of Burdick, Inc. in January 2003 materially affects the comparability of information contained in this table. See Note 3 to the consolidated financial statements.

(2)	Stock-based compensation charges, though reported separately in the statement of operations, are attributed to general and administrative expenses.

(3)	See Note 2 to the consolidated financial statements for a reconciliation of the denominators used in computing basic and diluted loss per share from continuing operations for 2002, 2003 and 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

	Fiscal Year

	2002	2003	2004

	(as a percentage of revenues)
Statement of Operations Data:
Revenues:
Systems	80.4%	84.8%	86.4%
Service	19.6	15.2	13.6

Total revenues	100.0	100.0	100.0

Cost of Revenues:
Systems	50.0	52.1	47.8
Service	10.0	8.5	8.3

Total cost of revenues	60.0	60.6	56.1

Gross margin	40.0	39.4	43.9

	Fiscal Year

	2002	2003	2004

	(as a percentage of revenues)
Operating Expenses:
Research and development	11.0	9.6	8.3
Write off acquired in-process research and development	0.0	1.5	0.0
Sales and marketing	21.5	20.9	20.5
General and administrative, excluding stock-based compensation expense	11.3	9.1	9.2
Stock-based compensation	0.2	0.1	0.1

Total operating expenses	44.0	41.2	38.1

Operating income (loss)	(4.0)	(1.8)	5.8

Other Income (Expense):
Interest income (expense), net	0.2	(0.2)	(0.1)
Interest income, putable warrants	0.5	0.0	0.0
Other income, net	0.0	0.0	1.2

Total other income (expense)	0.7	(0.2)	1.1

Income (loss) before income taxes and minority interest in loss of consolidated entity	(3.3)	(2.0)	6.9
Income tax benefit (provision)	0.4	(0.1)	9.9

Income (loss) before minority interest in loss of consolidated entity	(2.9)	(2.1)	16.8
Minority interest in loss of consolidated entity	0.0	0.0	0.0

Net income (loss)	(2.9)%	(2.1)%	16.8%

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
      Systems revenues increased by $34.2 million, or 91.4%, to $71.6 million in 2003 from $37.4 million in 2002. This increase was primarily due to the addition of Burdick’s systems revenues. As set forth in the pro forma financial information included in our Current Report on Form 8-K/ A filed with the SEC on March 18, 2003 relating to our acquisition of Burdick, pro forma combined systems revenues of Quinton and Burdick for 2002, had the acquisition been completed as of January 1, 2002, would have been $74.9 million. The decline in systems revenues in 2003 of $3.3 million, as compared to the pro forma combined Quinton and Burdick systems revenues in 2002, was due principally to a decline in sales of Burdick’s products, combined with various fluctuations in revenues from Quinton’s other product lines, none of which were individually material. The decline in Burdick revenues could be traced to uncertainty in Burdick’s channels resulting from the pending sale of Burdick during the second half of 2002 and the earlier sale of Burdick’s parent in July 2002. Sales of Burdick’s products have since stabilized.

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

Contractual Obligations
      The tables below summarize our contractual obligations and other commercial commitments as of December 31, 2004 (amounts in thousands):

		Less than			After
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Operating leases	$4,383	$1,113	$2,114	$1,156	$—
Purchase obligations	9,111	9,111	—	—	—

Total contractual cash obligations	$13,494	$10,224	$2,114	$1,156	$—

      Purchase obligations primarily consist of outstanding purchase orders issued in the ordinary course of our business.

		Less than			After
Other Commercial Commitments	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Line of credit	$90	$90	$—	$—	$—
Guarantees	—	—	—	—	—

Total commercial commitments	$90	$90	$—	$—	$—

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

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003	2004	2004	2004	2004

	(In thousands, except for share data)
Consolidated Statements of Operations Data:
Revenues	$20,283	$20,706	$21,034	$22,373	$21,652	$21,648	$22,498	$23,805
Cost of revenues	12,439	12,264	12,455	13,973	12,200	12,424	12,598	13,080

Gross profit	7,844	8,442	8,579	8,400	9,452	9,224	9,900	10,725
Operating Expenses:
Research and development	2,087	1,989	1,969	2,041	1,831	1,796	1,882	1,888
Write off acquired in-process research and development	1,290	—	—	—	—	—	—	—
Sales and marketing	4,326	4,491	4,519	4,333	4,371	4,367	4,768	4,872
General and administrative (excluding stock-based compensation)	2,027	1,942	1,829	1,871	2,088	1,949	1,974	2,264
Stock-based compensation	18	18	18	20	18	18	18	19

Total operating expenses	9,748	8,440	8,335	8,265	8,308	8,130	8,642	9,043

Operating income (loss)	(1,904)	2	244	135	1,144	1,094	1,258	1,682
Other Income (Expense):
Interest income (expense), net	(75)	(73)	(63)	(33)	(41)	(19)	38	(48)
Non-cash interest income (expense), putable warrants	95	(63)	—	—	—	—	—	—
Other income (expense), net	4	(13)	2	(4)	—	633	17	381

Total other income (expense)	24	(149)	(61)	(37)	(41)	614	55	333

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003	2004	2004	2004	2004

	(In thousands, except for share data)
Income (loss) before income taxes and minority interest in consolidated entity	(1,880)	(147)	183	98	1,103	1,708	1,313	2,015
Income tax benefit (provision)	—	(9)	(4)	(49)	(35)	(35)	—	8,960

Income (loss) before minority interest in loss (income) of consolidated entity	(1,880)	(156)	179	49	1,068	1,673	1,313	10,975
Minority interest in loss (income) of consolidated entity	21	(1)	4	1	20	10	5	4

Net income (loss)	$(1,859)	$(157)	$183	$50	$1,088	$1,683	$1,318	$10,979

Net income (loss) per share - basic	$(0.15)	$(0.01)	$0.02	$0.00	$0.09	$0.13	$0.09	$0.78

Net income (loss) per share -diluted	$(0.15)	$(0.01)	$0.01	$0.00	$0.08	$0.12	$0.09	$0.74

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
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
Entry into Material Definitive Agreements
      In February 2004, the Compensation Committee of the Company’s Board of Directors approved a management incentive plan for 2004 (“2004 MIP”) to reward members of management for their performance upon the achievement of pre-approved performance goals. The 2004 MIP included a funding pool established as a pre-approved percentage of pre-tax income. The Compensation Committee may, in its discretion, approve additional funding. A copy of the 2004 MIP is attached as an exhibit to this report and incorporated herein by reference. On February 16, 2005, the Compensation Committee approved bonuses under the 2004 MIP for the Company’s executive officers, to be paid in March 2005, as follows:

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

PART III

Item 10.	Executive Officers and Directors of the Company
      The following table sets forth the name, age and position of our executive officers and non-employee directors as of April 1, 2005.

Name	Age	Position

Management:
Ruediger Naumann-Etienne, Ph.D.	58	Chairman of the Board
John R. Hinson	42	President, Chief Executive Officer and Director
Michael K. Matysik	46	Senior Vice President, Chief Financial Officer and Secretary
Allan Criss	45	Vice President, Acute Care
David M. Hadley, Ph.D.	55	Vice President, Research
Atul Jhalani	40	Vice President, Marketing
Brian Lee	49	Vice President, Engineering
Darryl Lustig	49	Vice President, Primary Care
Feroze Motafram	50	Vice President, Operations
Non-employee Directors:
W. Robert Berg	61	Director
Jue-Hsien Chern, Ph.D.	50	Director
Harvey N. Gillis	59	Director
      Ruediger Naumann-Etienne, Ph.D. has served as a director and our Chairman of the Board since April 2000. From November 2000 until August 2003, Dr. Naumann-Etienne served as our Chief Executive Officer. Dr. Naumann-Etienne is the owner and has been the Managing Director of Intertec Group, an investment company acting as principal in managing high technology growth situations since 1989. From 1993 to 1999, Dr. Naumann-Etienne served as Chairman of OEC Medical Systems Inc., a leader in fluoroscopic imaging for minimally invasive surgery. From 1995 to 1997, he also served as their President and Chief Executive Officer. Dr. Naumann-Etienne received his Ph.D. in International Finance from the University of Michigan, an M.S. in Industrial Management from Georgia Institute of Technology and completed undergraduate work in Business Administration at the Technical University of Berlin, Germany. Dr. Naumann-Etienne is also a director of Bio-Rad Laboratories, Inc. and Varian Medical Systems, Inc.
      John R. Hinson has served as our President since November 2000, our Chief Executive Officer since September 2003, and a director since July 1999. He also served as our Chief Operating Officer from February 2000 through August 2003, as Secretary from July 1999 through April 2002, and as Chief Financial Officer and Executive Vice President of Operations from April 1999 to May 2001. He holds an M.B.A. from the Anderson Graduate School of Management at UCLA and a B.A. in Economics from Claremont McKenna College.
      Michael K. Matysik has served as our Senior Vice President, Chief Financial Officer and Secretary since the end of April 2002. From May 2001 to November 2001, Mr. Matysik was Executive Vice President and Chief Financial Officer of DMX Music, a global media and technology company. From September 1996 to April 2001, Mr. Matysik was Vice President and Chief Financial Officer of AEI Music Network, Inc., also a global media and technology company. He holds an M.B.A. from the University of Southern California and a B.A. in Business Administration from the University of Washington.
      Allan Criss has served as our Vice President, Acute Care since March 2004. Prior to that Mr. Criss was the Vice President, Business Line Ultrasound, North America for Philips Medical Systems, a medical device company, from April 2002. From November of 2001 through March of 2002 Mr. Criss was the Vice President, Sales and Marketing for Advanced Imaging Technologies, a medical device company. From February 2000 through November 2001 Mr. Criss was Vice President, U.S. Cardiology Sales for Philips Medical Systems, a medical device company. From January 1989 through January 2000 Mr. Criss held several positions of increasing responsibility with ATL Ultrasound, Inc., a medical device company, which was sold to Philips Electronics, Ltd. in 1998. Mr. Criss holds a B.S. in Marketing from Indiana University of Pennsylvania.
      David M. Hadley, Ph.D. has served as our Vice President, Research since February 2005. From June 2001 to February 2005, he served as our Vice President, Research and Development. From November 1998 to May 2001, he served as our Vice President, Engineering. From April 1994 to September 1998, Dr. Hadley was Vice President of Research and Development at Primus Knowledge Solutions, Inc., an enterprise software company. Dr. Hadley holds a Ph.D. in Geophysics from California Institute of Technology and a B.S. in Physics from the University of California, Riverside.
      Atul Jhalani has served as our Vice President, Marketing since October 2003. From May 2000 to September 2003, Mr. Jhalani was Vice President of Business Development and earlier Vice President of Marketing focused on the Positron Emission Tomography business for the Nuclear Medicine Division of Philips Medical Systems, a medical device company. From July 1999 through April 2000, he served as the Director of Business Development for ADAC Laboratories, a medical device company focused on nuclear medicine that was later acquired by Philips Medical Systems. From May 1996 to June 1999, he was an Associate with Booz Allen & Hamilton, a leading management consulting firm. Prior to this, Mr. Jhalani held several engineering positions with Altair Engineering, an automotive consulting company. He holds an M.B.A. from the University of Chicago, an M.S. in Mechanical Engineering from Ohio State University and a B.S. in Mechanical Engineering from Indian Institute of Technology.
      Brian Lee has served as our Vice President, Engineering since February 2005. From December 2003 to February 2005, Mr. Lee served as Vice President of Engineering for the Ultrasound Division of Seimens Medical Solutions, a medical device company. From 1995 to October 2003, he served as Vice President of Transducer Research and Development and Vice President, Scanhead Technology Unit with the Ultrasound Division of Philips Medical Systems, a medical device company. Mr. Lee holds an M.A. and B.A. in Physics from the University of Oregon.
      Darryl R. Lustig has served as our Vice President, Primary Care since March 2004. From September 2000 to February 2004, Mr. Lustig served as Vice President, Sales and Marketing for Burdick, Inc., a company we acquired in January 2003. From November 1999 to August 2000, Mr. Lustig was Vice President of Sales for Cimtek Commerce, a healthcare information and electronic commerce company. From February 1994 to July 1995, Mr. Lustig served as Corporate Vice President of Sales and Marketing for Colonial Healthcare Supply, a medical/surgical distribution company and then for its acquiror, Bergen Brunswig Medical, a medical/surgical distribution company, from August 1995 to February 1999. Mr. Lustig has a B.A. in Political Science with a minor concentration in Advertising from Southern Illinois University.
      Feroze Motafram has served as Vice President, Operations since June 2003. From February 1994 to April 2003, he held several positions with Eaton Corporation, an industrial manufacturer, as a Business Unit Manager from January 2000 to April 2003, and as a Plant Manager from May 1994 to December 1999. From August 1985 to January 1994 he held several operations and engineering positions at Westinghouse Electric Corporation, an electrical equipment manufacturer. Mr. Motafram holds an M.S. in Electrical Engineering from Marquette University and a B.S. in Electrical Engineering from Walchand College of Sangli, India.
      W. Robert Berg has been one of our directors since July 2002. From October 1985 to January 2000, Mr. Berg held several positions at SeaMED Corporation, a medical equipment company, including Vice President of Operations from 1985 to 1987, and President and CEO from 1987 to his retirement in January 2000. Mr. Berg holds a B.A. from the University of Washington.
      Jue-Hsien Chern, Ph.D. has been one of our directors since March 2003. Since January 2000, he has served as Vice President and General Manager of the D.S.M. division of Mentor Graphics, Inc., a leading provider of electronic design automation products and services. From 1998 to 1999, Dr. Chern served as head of the D.S.M. business unit of Avant! Corporation, a provider of electronic design automation products.

Dr. Chern received his Ph.D. in Civil Engineering from SUNY Buffalo and a M.S. and B.S. in Civil Engineering from National Taiwan University.
      Harvey N. Gillis has been one of our directors since August 2002. Since March 1998, Mr. Gillis has served as Chairman, President and Chief Executive Officer of Sunrise Capital Corporation, a venture capital and business investment firm. From August 1997 to July 1999, Mr. Gillis was Chairman of the Board of Mosaix, Inc., which was sold to Lucent Technologies Corporation in July 1999. From 1992 to 1998, Mr. Gillis was Senior Vice President and Chief Financial Officer of ATL Ultrasound, Inc., a medical device company, which was sold to Philips Electronics, Ltd. in 1998. Mr. Gillis holds an M.S. in engineering and an M.B.A. in finance and systems analysis from Stanford University, and a B.S. in engineering from Carnegie Mellon University. Mr. Gillis also holds a Pacific Coast Banking School degree in Commercial Banking.
Director Independence
      Nasdaq Marketplace Rule 4350 requires that a majority of our directors be “independent,” as defined by Nasdaq Marketplace Rule 4200(a)(15). In April 2005, the board of directors undertook a review of the independence of our directors pursuant to Nasdaq Marketplace Rule 4350. During this review, the board reviewed whether any transactions or relationships exist currently or, during the past three years existed, between each director, or certain family members of each director, and us and our subsidiaries, senior management or their affiliates, other affiliates of the company, equity investors or independent registered public accounting firm. As a result of this review, our board of directors has determined that W. Robert Berg, Jue-Hsien Chern and Harvey N. Gillis, who represent a majority of our directors, are “independent” under the applicable Nasdaq Marketplace rules described above. Our other directors, Ruediger Naumann-Etienne and John Hinson, are our Chairman of the Board and President and Chief Executive Officer, respectively. As employees, they do not meet the definition of independence specified under Nasdaq Marketplace Rule 4200(a)(15).
Board Committees and Meetings
      Our board of directors has an audit committee, a compensation committee and a nominating and governance committee.
      Audit Committee. The audit committee meets with our independent registered public accounting firm at least quarterly, prior to releasing our quarterly results, to review the results of the auditors’ interim reviews and annual audit results before they are released to the public or filed with the SEC or other regulators. The audit committee also adopts and approves funding for the independent registered public accounting firm and reviews the comments as to the quality of our accounting principles and financial reporting and controls, adequacy of staff, and the results of procedures performed in connection with the audit process. The audit committee also considers, in consultation with the independent registered public accounting firm, the audit scope and plan. The audit committee operates according to a written charter adopted by the board of directors, which is posted on our website at http://www.quinton.com. The audit committee consists of Harvey N. Gillis (Chairman), W. Robert Berg and Jue-Hsien Chern, each of whom is independent within the meaning of Nasdaq Marketplace Rule 4200(a)(15) and is able to read and understand financial statements as required by Nasdaq Marketplace Rule 4350(d)(2)(A). The audit committee met five times in 2004.
      Our board of directors has determined that Mr. Harvey N. Gillis qualifies as an “audit committee financial expert” as defined in Section 401(h) of Regulation S-K of the Securities Exchange Act, as amended. In addition, Mr. Gillis meets the standard of financial sophistication as set forth in Nasdaq Marketplace Rule 4350(d)(2)(A).
      Compensation Committee. The compensation committee establishes, administers, and reviews our compensation and benefits policies and programs for executives, employees, and non-employee directors. In addition, the committee awards stock options to employees and consultants under our stock option plans, and performs other functions regarding compensation as delegated by the board of directors and as set forth in its written charter, which is posted on our website at http://www.quinton.com. The compensation committee consists of W. Robert Berg (Chairman), Jue-Hsien Chern and Harvey N. Gillis, each of whom is independent within the meaning of Nasdaq Marketplace Rule 4200(a)(15). The compensation committee met four times in 2004.
      Nominating and Governance Committee. The nominating and governance committee selects and recommends individuals to be presented to our shareholders for election or re-election to the board of directors, oversees the evaluation of the performance and leadership of the board of directors, monitors corporate governance policies and codes of conduct applicable to our board of directors, officers and employees and is responsible for performing the other related responsibilities set forth in its written charter, which is posted on the our website, http://www.quinton.com. Our board of directors formed the nominating and governance committee in February 2004 and appointed Jue-Hsien Chern (Chairman), W. Robert Berg and Harvey N. Gillis to serve on the committee. Messrs. Berg and Gillis and Dr. Chern are independent within the meaning of Nasdaq Marketplace Rule 4200(a)(15). The nominating and governance committee met one time in 2004.
      The board of directors met seven times in 2004. During the fiscal year ended December 31, 2004, each incumbent director attended at least 75% of the aggregate number of meetings of the board of directors and of the committees on which he served.
Code of Ethics
      Our board of directors has adopted a code of ethics that applies to its accounting and financial employees, including our Chief Executive Officer and Chief Financial Officer. This code of ethics is posted on our website, http://www.quinton.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to or waiver from application of the code of ethics to our Chief Executive Officer or our Chief Financial Officer by posting such information on our website, http://www.quinton.com.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to report their stock holdings and transactions to the Securities and Exchange Commission.
      To our knowledge, based on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2004, our directors, officers and greater than 10% beneficial owners were in compliance with all of their Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

Item 11.	Executive Compensation
Non-employee Directors Compensation
      In 2004, each non-employee director received cash compensation of $1,250 for attending board meetings in person and $750 for attending meetings of committees of which they are official members. Each committee chair received an additional $1,000 for each committee meeting attended. For telephonic meetings, a non-employee director receives 60% of the regular meeting compensation. Effective March 1, 2005, the cash compensation we pay to our non-employee directors increased by 10% over 2004 levels. We also reimburse our non-employee directors for reasonable expenses incurred in attending meetings of the board and its committees. Directors who are our employees do not receive any additional compensation with respect to their service as directors.
      We have a stock option grant program for our non-employee directors that is administered under the terms and conditions of our 2002 Stock Incentive Plan (the “2002 Plan”). Under the program, each non-employee director automatically receives an initial option to purchase 10,000 shares of our common stock upon joining our board. This initial grant vests monthly over the 12-month period following the date of grant, assuming continued service on the board for such period. Annually, each non-employee director automatically receives an option to purchase 5,000 shares immediately following each year’s annual meeting, except that any non-employee director who received an initial grant within three months before an annual meeting will not receive an annual grant until immediately following the second annual meeting after the date of the initial grant. The annual grants vest and become exercisable monthly over the 12-month period following the date of grant, assuming continued service on the board for such period. In light of the additional responsibilities for our non-employee directors under applicable rules promulgated by the Securities and Exchange Commission and the Nasdaq National Market, in February 2004, we granted options to purchase 5,000 shares of our common stock under the 2002 Plan to each of our non-employee directors.
      The exercise price for all options granted to non-employee directors is the fair market value of our common stock on the date of grant. Options have a ten-year term, except that options expire six months after a non-employee director ceases service as a director for reasons other than death or retirement, in which case the option terminates after one year.
Executive Compensation
Summary Compensation Table
      The following table sets forth the compensation paid by us for services rendered to us in all capacities during the years ended December 31, 2004, 2003 and 2002, to our Chief Executive Officer and each of our other four most highly compensated executive officers whose total salary and bonus for such year exceeded $100,000.

					Long Term
					Compensation
					Awards

		Annual Compensation			Shares
					Underlying	All Other
Name & Principal Position	Year	Salary ($)	Bonus ($)		Options (#)	Compensation ($)

John R. Hinson	2004	$250,000	$80,030		80,000	$9,390	(1)
President and CEO	2003	232,692	81,690		50,000	9,356
	2002	225,000	22,250		10,000	9,354
Michael K. Matysik(2)	2004	183,481	54,543		50,000	3,406	(3)
Senior Vice President and CFO	2003	175,000	49,183		25,000	3,256
	2002	114,423	12,500		150,000	3,167
Darryl R. Lustig	2004	166,477	82,936	(4)	20,000	10,776	(1)
Vice President, Primary Care	2003	153,860	81,831	(5)	15,000	9,048
David M. Hadley	2004	151,246	44,959		50,000	3,943	(3)
Vice President, Research	2003	150,000	45,014		30,000	3,483
	2002	135,577	12,500		7,500	3,496
Allan R. Criss(6)	2004	137,308	101,174	(7)	25,000	9,298	(1)
Vice President, Acute Care

(1)	Represents matching contributions made by us to the named executive officer’s 401(k) savings and retirement plan account, life insurance premiums paid by us for term life insurance for the benefit of the named executive officer and a car allowance.

(2)	Mr. Matysik joined us as our Senior Vice President and Chief Financial Officer in April 2002.

(3)	Represents matching contributions made by us to the named executive officer’s 401(k) savings and retirement plan account and life insurance premiums paid by us for term life insurance for the benefit of the named executive officer.

(4)	Includes $65,069 in sales bonuses.

(5)	Includes $47,294 in sales bonuses.

(6)	Mr. Criss joined us as our Vice President, Acute Care in March 2004.

(7)	Includes $40,000 signing bonus and $47,012 in sales bonuses.

Option Grants In Last Fiscal Year
      The following table sets forth certain information regarding stock options we granted during the fiscal year ended December 31, 2004 to the executive officers named in the summary compensation table:

	Individual Grants				Potential Realizable Value
					at Assumed Annual Rates
	Number of	% of Total			of Share Price
	Securities	Options	Exercise		Appreciation
	Underlying	Granted to	Price Per		for Option Term(3)
	Options	Employees in	Share	Expiration
Name	Granted (#)(1)	Fiscal Year(2)	($/Share)	Date	5% ($)	10% ($)

John R. Hinson	80,000	16.0%	$9.32	2/11/2014	$468,800	$1,188,000
Michael K. Matysik	50,000	10.0%	9.32	2/11/2014	293,000	742,500
Darryl R. Lustig	20,000	4.0%	9.32	2/11/2014	117,200	297,000
	15,000	3.0%	7.76	7/28/2014	73,200	185,550
David M. Hadley	50,000	10.0%	9.32	2/11/2014	293,000	742,500
Allan R. Criss	25,000	5.0%	9.42	3/10/2014	148,000	375,250

(1)	The per share exercise price is the fair market value of our common stock on the date of grant. The options set forth above vest 25% one year after the date of grant and thereafter in equal monthly installments over the next 36 months and expire 10 years after the grant date subject to earlier termination in the event of termination of employment. The schedule on which options become exercisable is subject to acceleration in the event of certain corporate transactions.

(2)	Based on options to purchase a total of 501,050 shares of our common stock granted to employees during fiscal year 2004.

(3)	The potential realizable value calculated based on the term of the option at the time of grant (10 years). Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent a prediction of our stock price performance. Actual gains, if any, are dependent on the actual future performance of our common stock and no gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
      The following table sets forth information as of December 31, 2004 concerning exercisable and unexercisable stock options held by the executive officers named in the summary compensation table.

			Number of Securities
			Underlying		Value of Unexercised
			Unexercised Options		In-the-Money Options
	Shares	Value	at Fiscal Year-End (#)		at Fiscal Year-End ($)(2)
	Acquired on	Realized
Name	Exercise	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

John R. Hinson	—	—	262,800	109,585	$2,063,658	$228,180
Michael K. Matysik	—	—	123,957	101,043	298,621	205,879
Darryl R. Lustig	—	—	6,874	43,126	31,345	103,855
David M. Hadley	—	—	59,145	68,127	407,506	140,213
Allan R. Criss	—	—	—	25,000	—	28,500

(1)	Based on the difference between the fair market value on the date of exercise and the exercise price.

(2)	Based on the difference between the fair market value on the December 31, 2004 ($10.56 per share) and the exercise price.

Employment Contracts and Change-in-Control Arrangements

Employment Contracts
      We have employment agreements with each of our named executive officers on the terms and conditions summarized below.
      Mr. Hinson. Pursuant to his employment agreement, Mr. Hinson serves as President and Chief Executive Officer. In 2004, Mr. Hinson received a base salary of $250,000, which was increased to $272,500 effective February 28, 2005. Mr. Hinson’s salary will be reviewed annually and may be changed at the discretion of the board or the compensation committee of the board. He is entitled to participate in the any executive bonus plans adopted and modified by the board of directors and in other benefit programs provided with the approval of the board, subject to applicable eligibility requirements. Mr. Hinson is also entitled to an annual automobile allowance of $6,000.
      Mr. Matysik. Pursuant to his employment agreement, Mr. Matysik serves as Senior Vice President, Chief Financial Officer and Secretary. In 2004, Mr. Matysik received a base salary of $185,500, which was increased to $202,195 effective February 28, 2005. Mr. Matysik’s salary will be reviewed annually and may be changed at the discretion of the Chief Executive Officer. He is entitled to participate in the any executive bonus plans adopted and modified by the board of directors and in other benefit programs provided with the approval of the board, subject to applicable eligibility requirements.
      Mr. Lustig. Pursuant to his employment agreement, Mr. Lustig serves as Vice President, Primary Care. In 2004, Mr. Lustig received a base salary of $160,000, which was increased to $173,896 effective February 28, 2005. Mr. Lustig’s salary will be reviewed annually and may be changed at the discretion of the Chief Executive Officer. He is entitled to participate in the any executive bonus plans and/or commission plans adopted and modified by the board of directors and in other benefit programs provided with the approval of the board, subject to applicable eligibility requirements. Mr. Lustig is also entitled to an annual automobile allowance of $7,200.
      Mr. Hadley. Pursuant to his employment agreement, Mr. Hadley serves as Vice President, Research. In 2004, Mr. Hadley received a base salary of $150,000, which was increased to $170,040 effective February 28, 2005. Mr. Hadley’s salary will be reviewed annually and may be changed at the discretion of the board or the compensation committee of the board. He is entitled to participate in any executive bonus plans adopted and modified by the board of directors and in other benefit programs provided with the approval of the board, subject to applicable eligibility requirements.
      Mr. Criss. Pursuant to his employment agreement, Mr. Criss serves as Vice President, Acute Care Sales. In 2004, Mr. Criss received a base salary of $170,000, which was increased to $175,950 effective February 28, 2005. Mr. Criss’ salary will be reviewed annually and may be changed at the discretion of the board or the compensation committee of the board. He is entitled to participate in any executive bonus plans and/or commission plans adopted and modified by the board of directors and in other benefit programs provided with the approval of the board, subject to applicable eligibility requirements. Mr. Criss is also entitled to an annual automobile allowance of $7,200.
      Each of the agreements with our named executive officers may be terminated (i) upon the death or total disability (as the term “total disability” is defined in the agreement) of the named executed officer or (ii) by us or by the named executive officer at any time for any reason. If the named executive officer’s employment is terminated due to death or total disability, he will be entitled to receive any base salary due to him through the date of his termination. If the named executive officer’s employment is terminated for any reason, other than in connection with or within twenty-four months of a change of control, as described further below, he will be entitled to receive any base salary due to him and vacation time that has accrued through the date of his termination.
      If a change of control occurs during the term of the named executive officer’s employment with us and we terminate the named executive officer’s employment without cause (as the term “cause” is defined in each agreement) in connection with the change of control, the successor employer terminates the named executive officer’s employment without cause within twenty-four months of the consummation of the change of control, or the named executive officer terminates his employment for good reason (as the term “good reason” is defined in each agreement) in connection with the change of control or within twenty-four months of the consummation of the change of control (each such event a “Change in Control Trigger Event”), the named executive officer will be entitled to receive a severance benefit equal to the percentage of his then current annual base salary to be paid out in accordance with regularly scheduled payroll and continuation of health and other benefits substantially equal to those benefits in place on the date of termination for a period of months, as specified below:

		Continuation of
	Severance	Health and Other
Name	Benefit	Benefits (in months)

John R. Hinson	150%	18
Michael K. Matysik	100%	12
Darryl R. Lustig	50%	6
David M. Hadley, Ph.D.	100%	12
Allan R. Criss	50%	6
      In addition, each of the named executive officers will also be entitled to payment of any unpaid annual salary and unpaid vacation that has accrued through the date of termination and acceleration of vesting of all of unvested options to purchase shares of our common stock or shares of common stock of the successor employer held by the named executive officer as of the date of termination. If we terminate the named executive officer’s employment for cause in connection with the change of control, the successor employer terminates the named executive officer’s employment with cause within twenty-four months of the consummation of the change of control, or the named executive officer terminates his employment without good reason in connection with the change of control or within twenty-four months of the change of control, he will be entitled to receive any base salary due to him through the date of his termination.

Change-in-Control Arrangements
      Pursuant to both the 1998 Amended and Restated Equity Incentive Plan (the “1998 Plan”) and the 2002 Plan , in the event of certain corporate transactions, such as the sale of all or substantially all of our securities or assets or a merger, the 1998 Plan and the 2002 Plan each provide that each outstanding award will be assumed or substituted with a comparable award by the surviving corporation or acquiring corporation. If the surviving corporation or acquiring corporation does not assume or substitute awards, outstanding awards will become 100% vested and exercisable immediately before the corporate transaction. To the extent that options accelerate due to a corporate transaction, the restrictions on stock awards also will lapse. In the event of our dissolution or liquidation, such awards terminate if not exercised prior to such event.
      Pursuant to the 2002 Employee Stock Purchase Plan (the “ESPP”), in the event of certain corporate transactions, such as a merger, consolidation or sale of all or substantially all of our assets, each outstanding right to purchase shares under the ESPP will be assumed or an equivalent right substituted by the acquiring or surviving corporation. If such corporation refuses to assume or substitute for the right, the offering period during which a participant may purchase stock will be shortened to a specified date before the proposed transaction. Similarly, in the event of our proposed liquidation or dissolution, the offering period during which a participant may purchase stock will be shortened to a specified date before the date of the proposed liquidation or dissolution.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of April 1, 2005, by:

•	each person known to the board of directors to own beneficially 5% or more of our common stock;

•	each of our directors;

•	each of the executive officers named in the summary compensation table; and

•	all of our current directors and executive officers as a group.
Percent of Shares Beneficially Owned

	Number of
	Shares	Percent of
	Beneficially	Outstanding
Name of Beneficial Owner	Owned(1)	Shares

Westfield Capital Management Co. LLC(2)	1,580,500	11.2%
One Financial Center, 23rd Floor
Boston, MA 02111
Peter B. Cannell & Co. Inc.(3)	1,342,375	9.5%
645 Madison Avenue, 8th Floor
New York, NY 10022
J.F. Shea Company, Inc.(4)	1,329,522	9.4%
644 Brea Canyon Road
Walnut, CA 91789
Wells Fargo & Company(5)	1,132,975	8.0%
420 Montgomery Street
San Francisco, CA 94163
Investment Counselors of Maryland, LLC(6)	732,350	5.2%
803 Cathedral Street
Baltimore, MD 21201-5297
Ruediger Naumann-Etienne(7)	579,157	4.1%
John R. Hinson(8)	513,547	3.6%
Michael K. Matysik(9)	183,828	1.3%
David M. Hadley(10)	447,369	3.2%
Darryl R. Lustig(11)	18,616	*
Harvey N. Gillis(12)	29,583	*
W. Robert Berg(13)	31,583	*
Jue-Hsien Chern(14)	19,583	*
Allan R. Criss(15)	7,291	*
All directors and executive officers (11 persons)(16)	1,892,430	13.4%

*	Less than one percent.

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options currently exercisable or exercisable within 60 days after April 1, 2005 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of April 1, 2005, we had 14,082,519 shares of common stock outstanding. Except as otherwise indicated in the footnotes to this table and subject to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the number of shares listed opposite the shareholder’s name. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o Quinton Cardiology Systems, Inc., 3303 Monte Villa Parkway, Bothell, Washington 98021.

(2)	Beneficial ownership of shares as reported on Schedule 13G/ A filed with the Securities and Exchange Commission on February 14, 2005. According to such filing, Westfield Capital Management Co. LLC has sole voting power with respect to 1,570,500 shares and sole dispositive power with respect to all shares.

(3)	Beneficial ownership of shares as reported on Schedule 13G/ A filed with the Securities and Exchange Commission on February 9, 2005.

(4)	Beneficial ownership of shares as reported on Schedule 13G filed with the Securities and Exchange Commission on November 14, 2002. The Schedule 13G reports each of Edmond H. Shea, Jr., John F. Shea, Peter O. Shea, Jr., and James G. Shontere as having shared voting power for 1,329,522 shares of common stock and shared dispositive power for 1,329,522 shares of common stock. The filing persons (except for J.F. Shea Company, Inc.) disclaim beneficial ownership of the securities being reported and disclaim group status. Also, all reporting persons disclaim beneficial ownership of an additional 22,443 shares of common stock, which the reporting persons acquired directly or indirectly as nominee for another investor.

(5)	Beneficial ownership of shares as reported on Schedule 13G/ A filed with the Securities and Exchange Commission on January 21, 2005. The Schedule 13G/ A reports each of Wells Fargo & Company and Wells Capital Management Incorporated owns in the aggregate 1,132,975 shares. The Schedule 13G/ A also reports that Wells Fargo & Company is a parent holding company and that Wells Capital Management Incorporated is a registered investment advisor. As reported in the Schedule 13G/ A, each of Wells Fargo & Company and Wells Capital Management Incorporated has sole voting power with respect to 1,094,300 shares and sole dispositive power with respect to 1,132,975 shares.

(6)	Beneficial ownership of shares as reported on Schedule 13G filed with the Securities and Exchange Commission on February 3, 2005. According to such filing, Investment Counselors of Maryland, LLC has sole voting power with respect to 685,850 shares, shared voting power with respect to 46,500 shares and sole dispositive power with respect to all shares.

(7)	Includes 456,465 shares issuable upon exercise of options which are currently exercisable or exercisable within 60 days after April 1, 2005.

(8)	Includes 294,049 shares issuable upon exercise of options which are currently exercisable or exercisable within 60 days after April 1, 2005.

(9)	Includes 157,810 shares issuable upon exercise of options which are currently exercisable or exercisable within 60 days after April 1, 2005.

(10)	Includes 78,676 shares issuable upon exercise of options which are currently exercisable or exercisable within 60 days after April 1, 2005.

(11)	Includes 14,686 shares issuable upon exercise of options which are currently exercisable or exercisable within 60 days after April 1, 2005.

(12)	Includes 24,583 shares issuable upon exercise of options which are currently exercisable or exercisable within 60 days after April 1, 2005.

(13)	Includes 24,583 shares issuable upon exercise of options which are currently exercisable or exercisable within 60 days after April 1, 2005.

(14)	Includes 19,583 shares issuable upon exercise of options which are currently exercisable or exercisable within 60 days after April 1, 2005.

(15)	Includes 7,291 shares issuable upon exercise of options which are currently exercisable or exercisable within 60 days after April 1, 2005.

(16)	Includes 1,139,599 shares issuable upon exercise of options which are currently exercisable or exercisable within 60 days after April 1, 2005.

Equity Compensation Plan Information
      The following table provides information as of December 31, 2004 about our common stock that may be issued upon the exercise of outstanding stock options and other rights granted to employees, consultants or directors under our currently existing equity compensation plans.

			Number of Securities
			Remaining Available
			for Future Issuance
			Under Equity
	Number of Securities		Compensation Plans
	to be Issued Upon	Weighted-Average	(Excluding
	Exercise of	Exercise Price of	Securities Reflected
	Outstanding Options,	Outstanding Options,	in the First
Plan Category	Warrants and Rights	Warrants and Rights	Column)(1)(2)(3)

Equity compensation plans approved by security holders	1,981,698	$5.39	573,651
Equity compensation plans not approved by security holders	160,000	8.36	—

Total	2,141,698	$5.61	573,651

(1)	Includes 477,606 shares remaining available for purchase under the 2002 ESPP. The 2002 ESPP includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the least of (1) 227,272 shares, (2) an amount equal to 2 percent of the outstanding shares of the common stock as of the end of the immediately preceding fiscal year on a fully diluted basis, and (3) a lesser amount determined by our board of directors. Excludes 227,272 additional shares of common stock that became available for purchase under the 2002 ESPP on January 1, 2005 pursuant to the evergreen formula.

(2)	Includes 96,045 shares remaining available for issuance under the 2002 Plan. The 2002 Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the least of (1) 681,818 shares, (2) an amount equal to 3 percent of the number of shares of common stock outstanding on a fully diluted basis as of the end of our immediately preceding fiscal year, and (3) a lesser amount determined by our board of directors. Excludes 485,967 additional shares of common stock that became available for issuance under the 2002 Plan on January 1, 2005 pursuant to the evergreen formula. Also excludes shares that will become issuable under the 2002 Plan if and when they cease to be subject to outstanding awards (other than by reason of exercise or settlement of the awards) under our 1998 Plan (which was suspended on the effective date of our initial public offering). Shares available for issuance under the 2002 Plan may be issued pursuant to stock options, stock awards or stock units.

(3)	Our stock option grant program for nonemployee directors is administered under the 2002 Plan and provides for the following automatic grants of stock to each of our nonemployee directors: (1) an initial grant to purchase 10,000 shares of our common stock as of the date of the director’s initial election or appointment to the board and (2) an annual grant to purchase 5,000 shares of our common stock immediately following each year’s annual shareholders meeting, except that any nonemployee director who received an initial grant within three months before an annual meeting of shareholders will not receive an annual grant until immediately following the second annual meeting after the date of the initial grant. Stock options granted under this program will vest and become exercisable in equal monthly installments over the 12-month period following the grant date (assuming continued board service).
Description of Equity Compensation Awards Not Approved By Shareholders
      During 2004 our board of directors granted one nonqualified stock option outside of the 2002 Plan but governed by the terms and conditions of the 2002 Plan as an inducement award for a newly hired employee. Allan Criss, our Vice President, Acute Care, was granted a nonqualified stock option on March 10, 2004 to purchase 25,000 shares of our common stock at an exercise price of $9.42 per share.

      During 2003 our board of directors granted two nonqualified stock options outside of the 2002 Plan but governed by the terms and conditions of the 2002 Plan as inducement awards for newly hired employees. Atul Jhalani, our Vice President, Marketing, was granted a nonqualified stock option on October 22, 2003 to purchase 75,000 shares of our common stock at an exercise price of $8.04 per share. Feroze Motafram, our Vice President, Operations, was granted a nonqualified stock option on July 23, 2003 to purchase 60,000 shares of our common stock at an exercise price of $8.32 per share.
      Administration. These options may be administered by our board of directors or any committee appointed by the board to administer the 2002 Plan (the “plan administrator”). The plan administrator’s decisions, determinations and interpretations are binding on the holders of these options.
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
      The information provided in Item 11 under the headings “Director Compensation” and “Employment Contracts and Change-in-Control Arrangements” is hereby incorporated by reference into this Item 13.

Item 14.	Principal Accountant Fees and Services.
      The aggregate fees billed by KPMG LLP in fiscal years 2003 and 2004 are as set forth in the table below.

Services Rendered	2003		2004

Audit services	$509,883	(1)	$466,021	(4)
Audit-related services	33,734	(2)	47,758	(5)
Tax services	31,575	(3)	4,200	(6)
All other services	—		90,055	(7)

(1)	Includes professional services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Form 10-Q filings, services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements and services that generally only the independent registered public accounting firm can reasonably provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the Securities and Exchange Commission. Fees relating to the audit of our 2003 financial statements and the review of our filings on Form 10-Q were $200,000. Fees associated with the audits of the financial statements of Spacelabs Burdick, Inc. for 2001, 2002 and 2003 were $295,665. Other audit services fees were $14,218.

(2)	Includes fees associated primarily with the audits of pension and other employee benefit plans.

(3)	Includes fees associated primarily with the review of our tax returns and tax services related to our acquisition of Spacelabs Burdick, Inc.

(4)	Includes professional services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Form 10-Q filings, services that are normally provided by our independent auditor in connection with statutory and regulatory filings or engagements and services that generally only the independent auditor can reasonably provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents file with the Securities and Exchange Commission.

(5)	Includes fees associated primarily with the audits of pension and other employee benefit plans ($36,000) and evaluation of potential acquisitions ($11,758).

(6)	Includes fees associated primarily with the review of our tax returns.

(7)	Includes professional services rendered for the review of the financial statements included in our Form S-3 filing, in connection with our secondary offering.

      The audit committee has considered and believes the provision of non-audit services is compatible with maintaining the principal accountant’s independence.
      Pursuant to the written charter of the audit committee of our board of directors, the audit committee is responsible for pre-approving all audit services, review and attest engagements and permitted non-audit services to be provided by our independent registered public accounting firm and the fees for such services. The charter allows the audit committee to delegate pre-approval authority to one or more audit committee members and requires any such member or members to present any decision made pursuant to delegated authority at the next audit committee meeting. The audit committee may establish additional or other procedures for the approval of audit and non-audit services that our independent registered public accounting firm performs. In pre-approving services provided by the independent registered public accounting firm, the audit committee considers whether such services are consistent with applicable rules regarding auditor independence.
PART IV

Item 15.	Exhibits, Financial Statements, and Schedules
      (a) Documents filed as part of this Report:

(1) Index to Financial Statements:

(2) Index to Financial Statement Schedules:

All schedules are omitted because they are inapplicable or the requested information is included in the consolidated financial statements or the related notes thereto.

(3) Index to Exhibits:

The Exhibit Index is included on pages 58 to 60.

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Stock Purchase Agreement dated December 23, 2002 by and among Spacelabs Medical, Inc., Spacelabs Burdick, Inc., Quinton Cardiology Systems, Inc. and Datex-Ohmeda, Inc.(1)

2.2		ABPM Private Label Distribution Agreement by and between Spacelabs Medical, Inc. and Spacelabs Burdick, Inc.(1)

3.1		Restated Certificate of Incorporation of the registrant.(2)
3.2		Bylaws of the registrant.(2)

4.1		Specimen Company Stock Certificate.(3)

4.2		Investors’ Rights Agreement.(3)

10	.1*	1998 Amended and Restated Equity Incentive Plan.(3)

10	.2*	2002 Stock Incentive Plan.(3)

10	.3*	2002 Employee Stock Purchase Plan.(3)

10	.4*	Stock Option Grant Program for Nonemployee Directors.(3)

10	.5*	2003 Management Incentive Plan.(6)

10.7		Lease Agreement between Quinton Inc. and AHP Subsidiary Holding Corporation regarding premises at Bothell, Washington, dated August 31, 1998.(3)

10.8		First Amendment to Lease between Quinton Inc. and AHP Subsidiary Holding Corporation, dated August 31, 1998.(3)

10.9		OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated August 1, 2000.(3)

10.10		OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated October 17, 2000.(3)

10.11		OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated October 1, 2001.(3)

10.12		Addendum No. 1 to the OEM Agreement between Mortara Instrument, Inc. and Quinton Inc. dated August 1, 2001.(3)

10.13		Loan and Security Agreement between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated December 30, 2002.(4)

10.14		Amendment to Loan Documents between Quinton Cardiology Systems, Inc., Quinton Inc. and Burdick, Inc. and Silicon Valley Bank dated January 9, 2003.(4)

10.15		Streamline Facility Agreement between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated as of December 30, 2002.(4)

10.16		Cross-Corporate Continuing Guaranty between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated December 30, 2002.(4)

10.17		Intellectual Property Security Agreement between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated December 30, 2002.(4)

10.18		Assumption Agreement between Quinton Cardiology Systems, Inc., Quinton Inc. and Burdick, Inc. and Silicon Valley Bank dated January 9, 2003.(4)

10.19		Cross-Corporate Continuing Guaranty between Burdick Inc. and Silicon Valley Bank dated January 9, 2003.(4)

10.20		Intellectual Property Security Agreement between Burdick, Inc. and Silicon Valley Bank dated January 9, 2003.(4)

10.21		Lease Agreement between Carl Ruedebusch LLC and Burdick, Inc. regarding premises at Deerfield Industrial Park in Deerfield, Wisconsin dated as of April 6, 1998.(4)

10	.22*	Form of Indemnification Agreement between Quinton Cardiology Systems, Inc. and each of its directors and executive officers.(5)

10.23		Lease Agreement between Quinton Cardiology Systems, Inc. and Hibbs/ Woodinville Associates, L.L.C. regarding premises at Bothell, Washington, dated August 29, 2003.(5)

10	.24*	Letter Agreement between Quinton Cardiology Systems, Inc. and Darryl Lustig dated October 9, 2003.(6)

Exhibit
Number		Description

10	.25*	Letter Agreement between Quinton Cardiology Systems, Inc. and Darryl Lustig dated March 21, 2003.(6)

10	.26*	Form of Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement (This exhibit represents other substantially identical documents that have been omitted because they are substantially identical to this document in all material respects and an Appendix attached to this exhibit sets forth material details by which the omitted documents differ from this exhibit.).(6)

10	.27*	Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement between Quinton Cardiology Systems, Inc. and Atul Jhalani, dated as of October 23, 2003.(6)

10	.28*	Employment Agreement between Quinton Cardiology Systems, Inc. and Ruediger Naumann-Etienne dated as of February 6, 2004.(7)

10	.29*	Employment Agreement between Quinton Cardiology Systems, Inc. and John R. Hinson dated as of February 6, 2004.(7)

10	.30*	Employment Agreement between Quinton Cardiology Systems, Inc. and Michael K. Matysik dated as of February 6, 2004.(7)

10	.31*	Employment Agreement between Quinton Cardiology Systems, Inc. and Darryl Lustig dated as of February 6, 2004.(7)

10	.32*	Employment Agreement between Quinton Cardiology Systems, Inc. and John R. Serino dated as of February 6, 2004.(7)

10.33		Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement between Quinton Cardiology Systems, Inc. and Allan Criss, dated as of March 10, 2004.(7)

10	.34*	Employment Agreement between Quinton Cardiology Systems, Inc. and Allan Criss dated as of March 1, 2004.(8)

10.35		Amendment to Loan Documents between Quinton Cardiology Systems, Inc., Quinton Cardiology, Inc. and Silicon Valley Bank dated December 30, 2004.(9)

10	.36*	Employment Agreement between Quinton Cardiology Systems, Inc. and Atul Jhalani dated as of February 6, 2004.+

10	.37*	Form of Stock Option Grant Notice and Stock Option Agreement for grants made pursuant to the 2002 Stock Incentive Plan.+

10	.38*	Senior Executives — Base Compensation Adjustments — 2005 dated as of February 28, 2005.+

10	.39*	Summary of Non-Employee Director Compensation.+

10	.40*	2004 Sales Bonus Plan for Darryl Lustig, as amended on March 14, 2005.+

10	.41*	2004 Sales Bonus Plan for Allan Criss, as amended on March 14, 2005.+

10	.42*	2005 Sales Incentive Plan for Darryl Lustig.+

10	.43*	2005 Sales Incentive Plan for Allan Criss.+

10	.44*	Employment Agreement between Quinton Cardiology Systems, Inc. and Brian Lee dated as of February 6, 2004.+

10	.45*	Employment Agreement between Quinton Cardiology Systems, Inc. and Feroze Motafram dated as of February 6, 2004.

10	.46*	Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement between Quinton Cardiology Systems, Inc. and Feroze Motafram dated as of July 23, 2003.

10	.47*	Employment Agreement between Quinton Cardiology Systems, Inc. and David Hadley dated as of February 6, 2004.

21.1		Subsidiaries.+

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

+	Previously filed with the Annual Report on Form 10-K filed on March 16, 2005.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-49755) filed on January 17, 2003.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-49755) filed on May 21, 2003.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-83272).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-49755).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-49755).

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-49755).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-49755).

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-49755).

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-49755) filed on January 5, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quinton Cardiology Systems, Inc.

By:	/s/ Michael K. Matysik

Michael K. Matysik
Chief Financial Officer
Date: April 22, 2005

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

/s/ KPMG LLP
Seattle, Washington
March 14, 2005

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2004

	(in thousands, except share
	and per share data)
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

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2003	2004

	(in thousands, except share and per share data)
Revenues:
Systems	$37,389	$71,557	$77,373
Service	9,107	12,839	12,230

Total revenues	46,496	84,396	89,603

Cost of Revenues:
Systems	23,247	43,955	42,862
Service	4,636	7,176	7,440

Total cost of revenues	27,883	51,131	50,302

Gross profit	18,613	33,265	39,301

Operating Expenses:
Research and development	5,126	8,086	7,397
Write off acquired in-process research and development	—	1,290	—
Sales and marketing	9,974	17,669	18,378
General and administrative (excluding $111, $74 and $73 of stock-based compensation, respectively)	5,273	7,669	8,275
Stock-based compensation	111	74	73

Total operating expenses	20,484	34,788	34,123

Operating income (loss)	(1,871)	(1,523)	5,178

Other Income (Expense):
Interest income	225	13	162
Interest expense	(114)	(257)	(232)
Interest income, putable warrants	219	32	—
Other income (expense), net	(6)	(11)	1,031

Total other income (expense)	324	(223)	961

Income (loss) before income taxes and minority interest in loss of consolidated entity	(1,547)	(1,746)	6,139
Income tax benefit (expense)	192	(62)	8,890

Income (loss) before minority interest in loss of consolidated entity	(1,355)	(1,808)	15,029
Minority interest in loss of consolidated entity	—	25	39

Net income (loss)	$(1,355)	$(1,783)	$15,068

Net income (loss) per share — basic	$(0.17)	$(0.15)	$1.14
Net income (loss) per share — diluted	$(0.17)	$(0.15)	$1.08
Weighted average shares outstanding — basic	7,887,659	12,147,720	13,262,748
Weighted average shares outstanding — diluted	7,887,659	12,147,720	14,011,394
The accompanying notes are an integral part of these financial statements.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

			Series B					Accumulated
	Series A Preferred Stock		Preferred Stock		Common Stock		Deferred	Other
							Stock-based	Comprehensive	Accumulated
	Amount	Shares	Amount	Shares	Amount	Shares	Compensation	Income	Deficit	Total

	(in thousands, except share data)
Balance, December 31, 2001	$12,230	12,230,000	$865	865,000	$3,490	677,275	$(287)	$—	$(16,241)	$57
Issuance of common stock upon exercise of stock options	—	—	—	—	60	91,191	—	—	—	60
Deferred stock compensation	—	—	—	—	4	—	(4)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	111	—	—	111
Proceeds from issuance of common stock, net of issuance costs	—	—	—	—	28,184	4,600,000	—	—	—	28,184
Conversion of preferred stock to common stock	(12,230)	(12,230,000)	(865)	(865,000)	13,095	6,639,347	—	—	—	—
Proceeds from issuance of stock under employee stock purchase plan	—	—	—	—	252	41,323	—	—	—	252
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(1,355)	(1,355)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(1,355)

Balance, December 31, 2002	—	—	—	—	45,085	12,049,136	(180)	—	(17,596)	27,309
Issuance of common stock upon exercise of stock options	—	—	—	—	81	81,883	—	—	—	81
Amortization of deferred stock compensation	—	—	—	—	—	—	74	—	—	74
Proceeds from issuance of stock under employee stock purchase plan	—	—	—	—	451	83,886	—	—	—	451
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(1,783)	(1,783)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(1,783)

Balance, December 31, 2003	—	—	—	—	45,617	12,214,905	(106)	—	(19,379)	26,132
Issuance of common stock upon exercise of stock options	—	—	—	—	359	157,313	—	—	—	359
Amortization of deferred stock compensation	—	—	—	—	—	—	73	—	—	73
Proceeds from issuance of common stock, net of issuance costs	—	—	—	—	15,451	1,605,976	—	—	—	15,451
Proceeds from issuance of stock under employee stock purchase plan	—	—	—	—	531	79,001	—	—	—	531
Tax benefit recognized for stock options	—	—	—	—	698	—	—	—	—	698
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	15,068	15,068
Unrealized gain on available-for-sale securities net of income tax effect	—	—	—	—	—	—	—	22	—	22
Total comprehensive income								—	—	15,090

Balance, December 31, 2004	$—	—	$—	—	$62,656	14,057,195	$(33)	$22	$(4,311)	$58,334

The accompanying notes are an integral part of these financial statements.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2003	2004

	(in thousands)
Operating Activities:
Net income (loss)	$(1,355)	$(1,783)	$15,068
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities — Depreciation and amortization	1,197	1,858	1,574
Loss on disposal of machinery and equipment	21	365	20
Amortization of deferred stock-based compensation	111	74	73
Write off of purchased in-process research and development	—	1,290	—
Minority interest in loss of consolidated entity	—	(25)	(39)
Deferred income taxes	—	24	(9,014)
Interest income, putable warrants	(219)	(32)	—
Gain on sale of hemodynamic monitoring business	—	—	(633)
Other income — marketable securities	—	—	(610)
Changes in operating assets and liabilities, net of business acquired and product line disposed of:
Accounts receivable	(1,261)	(1,298)	(1,169)
Inventories	(876)	1,543	775
Prepaid expenses and other assets	55	227	(51)
Income taxes receivable and payable	(206)	—	—
Accounts payable	712	(1,318)	(568)
Accrued liabilities	(164)	(504)	332
Warranty liability	(235)	(46)	49
Deferred revenue	851	(202)	452

Net cash flows from (used in) operating activities	(1,369)	173	6,259

Investing Activities:
Purchases of machinery and equipment	(1,044)	(1,345)	(666)
Purchase of technology	—	—	(125)
Proceeds from collection of a note receivable in connection with sale of hemodynamic monitoring product line	—	—	750
Purchase of Burdick, Inc., net of cash acquired	—	(19,385)	—
Proceeds from sale of hemodynamic monitoring product line	—	1,000	—
Restricted cash deposit for acquisition	(1,325)	—	—
Acquisition of treadmill manufacturing business	(1,000)	—	—
Proceeds from sales of machinery and equipment	—	133	—

Net cash flows used in investing activities	(3,369)	(19,597)	(41)

Financing Activities:
Borrowings (repayments) on bank line of credit, net	(4,471)	354	(354)
Proceeds from issuance of common stock, net of issuance costs of $3,981, $0 and $448, respectively	28,219	—	15,451
Payment of note payable in connection with purchase of technology	—	—	(125)
Payments of long term debt	—	(363)	(363)
Redemption of putable warrants	(158)	(296)	—
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	312	532	890

Net cash flows from financing activities	23,902	227	15,499

Net change in cash and cash equivalents	19,164	(19,197)	21,717
Cash and cash equivalents, beginning of year	218	19,382	185

Cash and cash equivalents, end of year	$19,382	$185	$21,902

Supplemental disclosures of cash flow information:
Cash (refunds received) paid for income taxes	$—	$(206)	$150
Cash paid for interest	131	264	117
Supplemental disclosures of noncash investing and financing activities:
Note issued in connection with purchase of technology	$—	$—	$125
Note receivable recorded in connection with the sale of hemodynamic monitoring product line	—	728	—
Note issued in connection with acquisition of treadmill manufacturing business	925	—	—
The accompanying notes are an integral part of these financial statements.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
1. Organization and Description of Business
      Quinton Cardiology Systems, Inc. (“Quinton”), a Delaware corporation, which reincorporated from California in May 2003, changed its name from QIC Holding Corp. in February 2002. Quinton, its subsidiary, Quinton Cardiology, Inc. and its majority owned joint venture, Shanghai Quinton Medical Device Co., Ltd. (“Shanghai-Quinton”), are referred to herein as the Company. The Company develops, manufactures, markets and services a family of advanced cardiology products used in the diagnosis, monitoring, and management of patients with heart disease.

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

Intangible Assets
      The Company’s intangible assets are comprised primarily of a trade name, developed technology and customer relationships, all of which were acquired in our acquisition of Burdick in 2003. Company management uses judgment to estimate the useful lives of each intangible asset. The Company believes the Burdick trade name has an indefinite life, and accordingly does not amortize the trade name. Developed technology was assigned a seven year useful life, based on the estimated remaining economic life of the related products. The useful life of the distributor relationships has been determined to be 10 years, based on

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
historical turnover experience and in consideration of the long standing and stable nature of these relationships.
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

Income Taxes
      The Company accounts for income taxes under the asset and liability method as set forth in SFAS No. 109, “Accounting for Income Taxes,” under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and operating loss and tax credit carryforwards. A valuation allowance is established when necessary

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities and operating loss and tax credit carryforwards are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carryforwards are expected to be recovered or settled.

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

Research and Development Costs
      Research and development costs are expensed as incurred.

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

Year Ended
December 31, 2002

Revenues	$85,492
Net loss	$(6,361)
Net loss per share — basic and diluted	$(0.81)
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

7.	Inventories
      Inventories are comprised of the following as of December 31 (in thousands):

	2003	2004

Raw materials	$9,708	$7,879
Finished goods	2,982	3,168

Total inventories	$12,690	$11,047

8.	Machinery and Equipment
      Machinery and equipment includes the following as of December 31 (in thousands):

	Depreciable
	Lives		2003	2004

Equipment	(2-14 years	)	$8,051	$8,173
Furniture and fixtures	(3-13 years	)	988	984
Leasehold improvements	(2-6 years	)	955	1,133

Subtotal			9,994	10,290
Less: Accumulated depreciation and amortization			(5,076)	(5,976)

Net machinery and equipment			$4,918	$4,314

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

13.	Income Taxes
      The provision (benefit) for income taxes is as follows (in thousands):

	Year Ended December 31,

	2002	2003	2004

Current
Federal	$(206)	$—	$77
State	14	38	47

Total current provision (benefit)	(192)	38	124

Deferred
Federal	—	21	(8,472)
State	—	3	(542)

Total deferred provision (benefit)	—	24	(9,014)

Total provision (benefit)	$(192)	$62	$(8,890)

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

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
      Deferred tax assets (liabilities) are comprised of the following as of December 31 (in thousands):

	2003	2004

Deferred tax assets:
Net operating loss carryforward	$4,414	$3,334
Stock-based compensation	1,190	1,218
Research and experimentation and alternative minimum tax credits	2,413	2,889
Inventory basis difference	1,857	1,492
Warranty liability	782	795
Deferred consideration on sale of hemodynamic monitoring business	820	480
Accrued compensation and severance	766	648
Other	446	903

Gross deferred tax assets	12,688	11,759

Valuation Allowance	(11,086)	—

Deferred tax liabilities:
Depreciation	(843)	(520)
Burdick intangible assets	(759)	(659)
Burdick trade name intangible asset	(1,156)	(1,156)
Other income — marketable equity securities	—	(245)
Goodwill from treadmill line acquisition	(24)	(43)

Gross deferred tax liabilities	(2,782)	(2,623)

Net deferred tax asset (liability)	$(1,180)	$9,136

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

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
      The following table summarizes information about option transactions:

		Weighted-
		Average
		Exercise
	Options	Price

Balance, December 31, 2001	1,242,730	$1.78
Granted	336,886	8.30
Exercised	(91,191)	0.67
Canceled	(39,101)	1.69

Balance, December 31, 2002	1,449,324	3.37
Granted	517,450	6.58
Exercised	(81,883)	0.98
Canceled	(49,824)	5.48

Balance, December 31, 2003	1,835,067	4.32
Granted	531,050	9.28
Exercised	(157,313)	2.27
Canceled	(67,106)	7.22

Balance, December 31, 2004	2,141,698	$5.61

      The following information is provided for options outstanding and exercisable at December 31, 2004:

	Outstanding			Exercisable

			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Range of Exercise Prices	Options	Price	Life	Options	Price

$0.22	95,083	$0.22	3.8 years	95,083	$0.22
$0.88 – $1.87	9,771	0.99	4.4 years	9,771	0.99
$2.20	753,420	2.20	5.7 years	753,420	2.20
$3.30	19,504	3.30	6.9 years	16,730	3.30
$5.40	10,000	5.40	8.2 years	10,000	5.40
$6.00 – $6.28	299,535	6.01	8.0 years	143,889	6.02
$6.80 – $8.37	470,485	8.24	7.9 years	280,795	8.28
$8.38 – $9.42	468,900	9.33	9.1 years	12,498	9.32
$10.33	15,000	10.33	9.5 years	7,497	10.33

$0.22 – $10.33	2,141,698	$5.61	7.2 years	1,329,683	$3.90

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

Philips/ Agilent/ Zymed
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
      For the years ended December 31, 2002 and 2003 and for the five months ended May 31, 2004, the Company purchased approximately $94,000, $128,000 and $57,000, respectively, of inventory from Philips, Agilent and Zymed, collectively. For the years ended December 31, 2002 and 2003 and for the five months ended May 31, 2004, the Company recorded revenues of approximately $69,000, $63,000 and $69,000, respectively, from Philips, Agilent, and Zymed, collectively.

ScImage
      The Company owns a preferred ownership investment in ScImage, a privately held company, which is accounted for using the cost method. The Company earns commissions from the sale of ScImage’s products. For the years ended December 31, 2002, 2003 and 2004, the Company did not record any commissions from the sale of ScImage’s products.

19.	Valuation and Qualifying Accounts
      A summary of the activity in the allowance for doubtful accounts follows (in thousands):

		Increase	Expenses		Balance —
	Beginning	Through	and		End of
	of Period	Acquisition	Adjustments	Write-offs	Period

Year Ended December 31, 2002	$385	$—	$160	$147	$398
Year Ended December 31, 2003	$398	$234	$213	$182	$663
Year Ended December 31, 2004	$663	$—	$205	$213	$655
      A summary of the activity in the sublease liability follows (amounts in thousands):

		Expenses		Balance —
	Beginning	and	Applied to	End of
	of Period	Adjustments	Liability	Period

Year Ended December 31, 2002	$831	$—	$—	$831
Year Ended December 31, 2003	$831	$—	$(831)	$—
Year Ended December 31, 2004	$—	$—	$—	$—

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

20.	Subsequent Event
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