Form 10-Q
period 2005-03-31
QUINTON CARDIOLOGY SYSTEMS INC
filed 2005-05-10
CIK 1166409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-49755

QUINTON CARDIOLOGY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3300396
(State of Incorporation)	(IRS Employer Identification No.)

3303 Monte Villa Parkway
Bothell, Washington 98021
(Address of principal executive offices)

(425) 402-2000
(Registrant’s telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑    NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑    NO ☐

     The number of shares outstanding of the registrant’s common stock as of May 3, 2005 was 14,083,730.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2004	2005
	(in thousands, except
	share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$21,902	$22,821
Marketable equity securities	646	607
Accounts receivable, net of allowance for doubtful accounts	13,649	12,222
Inventories	11,047	11,739
Deferred income taxes	5,542	5,221
Prepaid expenses and other current assets	790	777

Total current assets	53,576	53,387

Machinery and equipment, net of accumulated depreciation	4,314	4,177
Deferred income taxes	3,594	3,494
Intangible assets, net of accumulated amortization	5,619	5,539
Investment in unconsolidated entity	1,000	1,000
Goodwill	9,072	9,072
Deferred acquisition related costs	—	885

Total assets	$77,175	$77,554

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,615	$6,818
Accrued liabilities	6,220	4,356
Warranty liability	2,093	2,016
Deferred revenue	4,754	4,729

Total current liabilities	18,682	17,919

Minority interest in consolidated entity	159	139

Shareholders’ Equity:
Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares outstanding in 2004 or 2005	—	—
Common stock (65,000,000 shares authorized), $0.001 par value, 14,057,195 and 14,082,519 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively	14	14
Additional paid-in capital	62,642	62,833
Deferred stock-based compensation	(33)	(15)
Accumulated other comprehensive income (loss)	22	(4)
Accumulated deficit	(4,311)	(3,332)

Total shareholders’ equity	58,334	59,496

Total liabilities and shareholders’ equity	$77,175	$77,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	March 31,
	2004	2005
	(in thousands, except share
	and per share amounts)
Revenues:
Systems	$18,526	$18,344
Service	3,126	2,986

Total revenues	21,652	21,330

Cost of Revenues:
Systems	10,275	9,682
Service	1,925	1,882

Total cost of revenues	12,200	11,564

Gross profit	9,452	9,766

Operating Expenses:
Research and development	1,831	1,809
Sales and marketing	4,371	4,657
General and administrative	2,106	2,045

Total operating expenses	8,308	8,511

Operating income	1,144	1,255

Other Income (Expense):
Interest income (expense), net	(41)	113
Other income, net	—	61

Total other income (expense)	(41)	174

Income before income taxes and minority interest in consolidated entity	1,103	1,429
Income taxes	(35)	(470)

Income before minority interest in consolidated entity	1,068	959
Minority interest in loss of consolidated entity	20	20

Net income	$1,088	$979

Net income per share – basic	$0.09	$0.07

Net income per share – diluted	$0.08	$0.07

Weighted average shares outstanding – basic	12,244,515	14,067,372

Weighted average shares outstanding – diluted	13,187,087	14,777,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
	2004	2005
	(in thousands)
Operating Activities:
Net income	$1,088	$979
Adjustments to reconcile net income to net cash flows from (used in) operating activities–
Depreciation and amortization	386	404
Deferred income taxes	5	434
Stock-based compensation	18	24
Minority interest in loss of consolidated entity	(20)	(20)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	68	1,427
Inventories	(94)	(692)
Prepaid expenses and other current assets	10	13
Accounts payable	(365)	397
Accrued liabilities	(1,529)	(1,864)
Warranty liability	(24)	(77)
Deferred revenue	(108)	(25)

Net cash flows from (used in) operating activities	(565)	1,000

Investing Activities:
Purchases of machinery and equipment	(36)	(187)
Payments of acquisition related costs	—	(79)
Purchase of technology	(125)	—

Net cash flows used in investing activities	(161)	(266)

Financing Activities:
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	226	185
Borrowings on bank line of credit, net	569	—
Payments of long term debt	(91)	—

Net cash flows from financing activities	704	185

Net change in cash and cash equivalents	(22)	919
Cash and cash equivalents, beginning of period	185	21,902

Cash and cash equivalents, end of period	$163	$22,821

Supplemental disclosure of cash flow information:
Cash paid for interest	$47	$128
Cash paid for income taxes	7	9

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable recorded for acquisition related costs	$—	$806
Note issued in connection with purchase of technology	125	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

     Quinton Cardiology Systems, Inc. (“QCS”) is a Delaware corporation. QCS and its subsidiary, Quinton Cardiology, Inc. (“Quinton”) and its majority owned subsidiary Shanghai Quinton Medical Device Co., Ltd. (“Shanghai-Quinton”) are referred to herein as the Company. The Company develops, manufactures, markets and services a family of advanced cardiology products used in the diagnosis, monitoring and management of patients with heart disease.

2. Summary of Significant Accounting Policies

     Basis of Presentation

     The condensed financial statements present the Company on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. The condensed consolidated balance sheet dated March 31, 2005, the condensed consolidated statements of operations for the three-month periods ended March 31, 2004 and 2005 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2004 and 2005 have been prepared by the Company and are unaudited. The condensed consolidated balance sheet dated December 31, 2004 was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The notes to the audited consolidated financial statements included in the Company’s annual report on form 10-K for the fiscal year ended December 31, 2004 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company for the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.

     Certain prior year amounts have been reclassified to conform to current period presentation.

     Use of Estimates

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. These estimates include but are not limited to estimates assessing the collectability of accounts receivable, the salability and recoverability of inventory, the adequacy of warranty liabilities, the realizability of investments, the calculation of our effective tax rate, the impairment of long-lived assets, the likelihood of closing on a potential business combination and the useful lives of tangible and intangible assets. The market for the Company’s products is characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future realizability of the Company’s assets. The Company reviews estimates and assumptions periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

     Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of an equity instrument, such as stock options, based on the grant-date fair-value of the award. The associated cost must be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). In April 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R will be effective for the Company in the first quarter of 2006. SFAS No. 123R provides for a variety of implementation alternatives, including accounting for the change prospectively or restating previously reported amounts to reflect the compensation expense that would have been recorded under SFAS No. 123R. The Company is in the process of evaluating the impact of adopting SFAS No. 123R and of determining the impact on its results of operations and statements of cash flows.

     Net Income Per Share

     In accordance with SFAS No. 128, “Computation of Earnings Per Share,” basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options using the treasury stock method. Potential common shares are excluded from the calculation if their effect is antidilutive.

     The following table sets forth the computation of basic and diluted net income per share:

	Three months ended
	March 31,
	2004	2005
	(in thousands, except
	share amounts)
Numerator:
Net income	$1,088	$979

Denominator:
Weighted average shares for basic calculation	12,244,515	14,067,372
Incremental shares from employee stock options	942,572	710,527

Weighted average shares for diluted calculation	13,187,087	14,777,899

     For the three-month periods ended March 31, 2004 and 2005, 25,000 and 75,000, respectively, of shares issuable upon exercise of stock options were excluded from the computation of diluted income per share as their impact was antidilutive.

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

     Had compensation cost been determined based on the fair value of the option awards at the grant dates during the three-month periods ended March 31, 2004 and 2005, consistent with the provisions of SFAS No. 123, the Company’s reported net income would have been the pro forma amounts indicated below:

	Three months ended
	March 31,
	2004	2005
	(in thousands, except
	per share amounts)
Net income – as reported	$1,088	$979
Add back: Stock-based employee compensation expense included in reported income, net of related tax effects	18	24
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects of $0 and $57	(422)	(543)

Net income – pro forma	$684	$460

Net income per share – as reported – basic	$0.09	$0.07
Net income per share – as reported – diluted	$0.08	$0.07

Net income per share – pro forma – basic	$0.06	$0.03
Net income per share – pro forma – diluted	$0.05	$0.03

     The following table sets forth, consistent with the provisions of SFAS No. 123, the denominator for calculating pro forma diluted net income per share for each respective period:

	Three months ended
	March 31,
	2004	2005
Denominator:
Pro forma weighted average shares for basic calculation	12,244,515	14,067,372
Pro forma incremental shares from employee stock options	245,742	214,841

Pro forma weighted average shares for diluted calculation	12,490,257	14,282,213

     The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for each respective period:

	Three months ended
	March 31,
	2004	2005
Stock options plans:
Volatility	70.0%	62.0%
Risk-free interest rate	3.8%	4.5%
Expected life	7.00 years	6.25 years
Dividend yield	0.0%	0.0%

Employee stock purchase plan
Volatility	70.0%	64.6%
Risk-free interest rate	2.0%	2.7%
Expected life	0.5 year	0.5 year
Dividend yield	0.0%	0.0%

          Goodwill

     Goodwill represents the excess of costs over the estimated fair values of net assets acquired in connection with our acquisitions of a medical treadmill manufacturing line in 2002 and Spacelabs Burdick, Inc. (“Burdick”) in 2003, which, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) are not being amortized. Also in accordance with SFAS No. 142, the Company tests goodwill for impairment at the reporting unit level on an annual basis and between annual tests in certain circumstances. The Company has determined that it has two reporting units, consisting of general cardiology products, which includes the service business, and the Shanghai-Quinton joint venture, both of which operate in the cardiology market and have similar economic and operating characteristics.

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

     Intangible Assets and Other Long-Lived Assets

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

     In accordance with Statement 144, long-lived assets, such as property, plant, and equipment, and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized on our statement of operations and as a reduction to the asset by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

     The Company recorded amortization expense for identifiable intangibles of $81,000 in each of the three-month periods ended March 31, 2004 and 2005.

3. Inventories

     Inventories were valued at the lower of cost, on an average cost basis, or market and were comprised of the following:

	December 31,	March 31,
	2004	2005
	(in thousands)
Raw materials	$7,879	$8,627
Finished goods	3,168	3,112

Total inventories	$11,047	$11,739

4. Credit Facility

     The Company established a line of credit in December 2002. Borrowings under the line of credit are currently limited to the lesser of $12,000,000 or an amount based on eligible accounts receivable and eligible inventories. Substantially all of the Company’s assets are pledged as collateral for the line of credit. This line of credit bears interest based on a variable rate ranging from the bank’s prime rate plus a minimum of 0.0% to a maximum of 0.5% based on a funded debt to Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) ratio, which amounted to 5.25% and 5.75% at December 31, 2004 and March 31, 2005, respectively. In addition, unused balances under this facility bear monthly fees equal to 0.25% per annum on the difference between the maximum credit limit and the sum of (i) the average daily principal balance during the month and (ii) the face amount of any letters of credit. The current line of credit expires on December 30, 2005. At December 31, 2004 and March 31, 2005, the Company did not have any borrowings under this line of credit. As of March 31, 2005, the Company had capacity to borrow $9,049,000 based on eligible accounts receivable and eligible inventory. The credit facility contains standard negative covenants and restrictions on actions by the Company, including but not limited to, activity related to common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes in, or disposition of assets. Certain of these actions may be taken with the consent of the lender. In addition, the credit agreement requires that the Company meet certain financial covenants, namely a minimum tangible net worth measure. As of December 31, 2004 and March 31, 2005, the Company was in compliance with all covenants under the credit facility.

5. Warranty Liability

     Changes in the warranty liability for the three months ended March 31, 2004 and 2005 were as follows:

	Three months ended
	March 31,
	2004	2005
	(in thousands)
Warranty liability, beginning of the period	$2,059	$2,093
Charged to cost of revenues	453	430
Warranty expenditures	(477)	(507)

Warranty liability at the end of the period	$2,035	$2,016

6. Comprehensive Income

     The Company records all changes in equity during the period from non-owner sources as other comprehensive income or loss, such as unrealized gains and losses on the Company’s available-for-sale securities. Comprehensive income, net of any related tax effects, was as follows:

	Three months ended
	March 31,
	2004	2005
	(in thousands)
Net income	$1,088	$979
Other comprehensive loss, net of related tax effects of $13	—	(26)

Total comprehensive income	$1,088	$953

7. Contingencies

     Legal Matters

     The Company is a defendant in various legal matters arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters is not expected to have a material effect on the Company’s consolidated financial statements as a whole.

8. Merger with Cardiac Science

     On February 28, 2005, the Company entered into a definitive agreement to combine with Cardiac Science, Inc, a manufacturer of automated external defibrillators based in Irvine, California. The transaction, which was unanimously approved by the boards of directors of both companies, requires the approval of the Company’s stockholders and Cardiac Science’s stockholders and is subject to regulatory review and other customary closing conditions. The Company anticipates that the merger will close during the third quarter of 2005. To effect the combination, the parties have formed CSQ Holding Company, which is sometimes referred to herein as Newco. Quinton Cardiology Systems and Cardiac Science will be merged with newly formed acquisition subsidiaries of Newco. Upon the closing of the transaction, each outstanding share of the Company’s common stock will be converted to the right to receive 0.77184895 share of common stock of Newco and each outstanding share of Cardiac Science’s common stock will be converted to the right to receive 0.10 share of common stock of Newco. In connection with the transaction, the holders of Cardiac Science’s outstanding senior debt and related warrants have agreed to cancel those securities in exchange for 2,843,915 shares of Newco common stock and a cash payment in the amount of $20 million, pursuant to a note and warrant conversion agreement between Newco, Cardiac Science and such holders. Based on the exchange ratios and the companies’ outstanding shares at February 28, 2005, Newco will have approximately 22.3 million shares of common stock outstanding after consummation of the transaction, including shares issued in connection with the conversion of Cardiac Science’s senior notes and related warrants pursuant to the note and warrant conversion agreement, of which our stockholders will hold approximately 48.7% and Cardiac Science’s stockholders, together with the holders of its outstanding senior debt and warrants, will hold approximately 51.3%. The common stock of Newco, which will be renamed Cardiac Science Corporation at the time of closing, is expected to trade on the Nasdaq National Market under the symbol “CSCX” subject to the approval of the Nasdaq Stock Market. The transaction will be accounted for as an acquisition of Cardiac Science by Quinton Cardiology Systems under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Quinton Cardiology Systems will be the acquiring entity for financial reporting purposes based on our review of the criteria for determining the accounting acquirer as set forth in Statement 141. These criteria include but are not limited to; relative share ownership of the combined entity, composition of and ability to elect the board of directors, and the entity from which senior management positions are filled. A majority of Newco’s proposed board of directors will be comprised of current Quinton Cardiology Systems directors. In addition, Quinton Cardiology Systems executives will fill a majority of Newco’s senior management positions, thereby directing policies, strategic direction, and day-to-day operations.

     If the planned merger with Cardiac Science is not completed, the Company would be required to expense the deferred acquisition related costs, which totaled $885,000 at March 31, 2005. In addition, if the Company terminates the merger agreement with Cardiac Science under specified conditions, the Company would be liable for $4.0 million in breakup fees.

     In the event that the transaction with Cardiac Science is consummated, the Company anticipates that Newco will use approximately $20 million of our cash to make the cash payment contemplated by the note and warrant conversion agreement to the holders of Cardiac Science’s senior debt and related warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q, including future results of operations or financial position, are forward-looking. We use words such as anticipate, believe, expect, future, intend and similar expressions to identify forward-looking statements. These forward-looking statements reflect management’s current expectations and involve risks and uncertainties. Our actual results could differ materially from results that may be anticipated by such forward-looking statements. The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Certain Factors That May Affect Future Results” below, those discussed elsewhere in this report and those discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2005, as amended on Form 10-K/A filed on April 22, 2005. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

     Critical Accounting Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those affecting revenues, the allowance for doubtful accounts, the salability and recoverability of inventory, the adequacy of warranty liabilities, the realizability of investments, the calculation of our effective tax rate, the impairment of long-lived assets, the useful lives of tangible and intangible assets and the likelihood of closing a potential business combination for which related transaction costs have been deferred. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A more complete description of our critical accounting estimates established prior to the end of the fiscal year ended December 31, 2004 is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 16, 2005, as amended on Form 10-K/A filed on April 22, 2005. In addition to those critical accounting estimates described in our Annual Report on Form 10-K, we have established the following critical accounting estimate:

     Business Combinations.  We must make an estimate of the likelihood of closing our potential business combination with Cardiac Science, Inc. Because we believe that we will consummate this transaction, we have deferred certain costs incurred in connection with the transaction until the combination is consummated, at which time the deferred transaction related costs will be included in the cost of the entity acquired. Changes in our estimate of the likelihood of consummating this transaction may cause us to charge the related deferred costs to operations, which could have a material impact on our results of operations and financial position.

Results of Operations

	Three months ended
	March 31,
	2004	2005
	(as a percentage of revenues)
Revenues:
Systems	85.6%	86.0%
Service	14.4	14.0

Total revenues	100.0	100.0

Gross Profit:
Systems (as a percentage of systems revenues)	44.5	47.2
Service (as a percentage of service revenues)	38.4	37.0

Gross profit	43.7	45.8

Operating Expenses:
Research and development	8.5	8.5
Sales and marketing	20.2	21.8
General and administrative	9.7	9.6

Total operating expenses	38.4	39.9

Operating income	5.3	5.9

Total other income (expense)	(0.2)	0.8
Income taxes	(0.2)	(2.2)
Minority interest in loss of consolidated entity	0.1	0.1

Net income	5.0%	4.6%

Three-Month Period Ended March 31, 2005 Compared to the Three-Month Period Ended March 31, 2004

     Revenues

     Revenues decreased by $322,000, or 1.5%, to $21,330,000 for the three-month period ended March 31, 2005 from $21,652,000 for the comparable period in 2004.

     Systems revenues decreased by $182,000, or 1.0%, to $18,344,000 for the three-month period ended March 31, 2005 from $18,526,000 for the comparable period in 2004. The decline was primarily due to delays in order cycles in our acute care channel for our cardiac rehabilitation systems and, to a lesser extent, to temporary problems in obtaining component parts for certain versions of our electrocardiographs, resulting in lower than expected sales. This decline was partially offset by stronger sales in our primary care and international channels.

     Service revenues decreased by $140,000, or 4.5%, to $2,986,000 for the three-month period ended March 31, 2005 from $3,126,000 for the comparable period in 2004. Service revenues for the three-month period ended March 31, 2004 included $154,000 related to our divested hemodynamic monitoring product line. Service revenues for the three-month period ended March 31, 2005 did not include any sales from the divested line.

     Gross Profit

     Gross profit increased by $314,000, or 3.3%, to $9,766,000 for the three-month period ended March 31, 2005, from $9,452,000 for the comparable period in 2004. Gross margin increased to 45.8% for the three-month period ended March 31, 2005 from 43.7% for the comparable period in 2004. The increase in gross margin was primarily attributable to the results of ongoing cost reduction initiatives, including design cost reductions and other reductions in the cost of purchased components of our products, combined with changes in product mix, partially offset by a decrease in service margin.

     Gross profit from systems revenues increased by $411,000, or 5.0%, to $8,662,000 for the three-month period ended March 31, 2005 from $8,251,000 for the comparable period in 2004. Gross margin from systems revenues increased to 47.2% for the three-month period ended March 31, 2005 from 44.5% for the comparable period in 2004. The increase in gross margin was primarily attributable to the results of ongoing cost reduction initiatives, combined with changes in product mix.

     Gross profit from service revenues decreased by $97,000, or 8.1%, to $1,104,000 for the three-month period ended March 31, 2005 from $1,201,000 for the comparable period in 2004. Gross margin from service revenues decreased to 37.0% for the three-month period ended March 31, 2005 from 38.4% for the comparable period in 2004. The decrease in gross margin was principally attributable to a decrease in service revenues, referred to above, without a corresponding decrease in service staffing levels, which have been maintained to provide enhanced support to our customers.

     Operating Expenses

     Research and development expenses decreased by $22,000, or 1.2%, to $1,809,000 for the three-month period ended March 31, 2005 from $1,831,000 for the comparable period in 2004. This decrease was the net effect of a variety of factors, none of which were individually material. As a percentage of revenues, research and development expenses remained flat at 8.5% for the three-month period ended March 31, 2005 and for the comparable period in 2004.

     Sales and marketing expenses increased by $286,000, or 6.5%, to $4,657,000 for the three-month period ended March 31, 2005 from $4,371,000 for the comparable period in 2004. This increase was due principally to increased sales and marketing headcount and related expenses in 2005 over the comparable period in 2004. As a percentage of revenues, sales and marketing expenses increased to 21.8% for the three-month period ended March 31, 2005 from 20.2% for the comparable period in 2004. This primarily reflects an increase in expenses in 2005 over the comparable period in 2004.

     General and administrative expenses decreased by $61,000, or 2.9%, to $2,045,000 for the three-month period ended March 31, 2005, from $2,106,000 for the comparable period in 2004. This decrease was the net effect of a variety of factors, none of which were individually material. As a percentage of revenues, general and administrative expenses decreased to 9.6% for the three-month period ended March 31, 2005 from 9.7% for the comparable period in 2004.

     Other Income and Expense

     Total other income was $174,000 for the three-month period ended March 31, 2005, compared to other expense of $41,000 for the comparable period in 2004. This change was principally due to an increase in interest income earned on our substantially increased average cash balances for the three-month period ended March 31, 2005 over the comparable period in 2004 and the result of a decrease in interest expense related to our credit line in 2005 as compared to the same period in 2004. In addition, other income during the three-month period ended March 31, 2005 includes $61,000 in contingent consideration we earned during the period under the terms of the definitive agreement relating to the October 2003 sale of our divested hemodynamic monitoring line.

     Income Taxes

     Our year-to-date effective tax rate for the three-month period ended March 31, 2005 was 33.0%, and we reduced deferred income tax assets for the benefits of NOL carryforwards actually used in the period. During the three-month period ended March 31, 2004, income taxes were recorded for estimated federal alternative minimum tax and state income tax liabilities.

     During the fourth quarter of 2004, we reduced all of the valuation allowance against our net deferred tax assets and liabilities. We will continue to evaluate our ability to utilize our NOL carryforwards in future periods and, in compliance with SFAS No. 109, Accounting for Income Taxes, record any resulting adjustments to deferred income tax expense. In addition, we will reduce deferred income tax assets for the benefits of NOL carryforwards actually used in future periods.

Liquidity and Capital Resources

     Net cash flows from operating activities were $1,000,000 for the three-month period ended March 31, 2005, compared to net cash flows used in operating activities of $565,000 for the comparable period in 2004. Net cash flows from operating activities of $1,000,000 for the three-month period ended March 31, 2005 resulted primarily from net income, excluding non-cash income and non-cash expenses, of $1,821,000, a decrease in accounts receivable of $1,427,000 and an increase in accounts payable of $397,000, which were partially offset by an increase in inventories of $692,000 and a decrease in accrued liabilities of $1,864,000.

     Cash and cash equivalents at March 31, 2005 increased from balances at December 31, 2004 due primarily to cash generated from operations during the three-month period ended March 31, 2005. Accounts receivable balances at March 31, 2005 decreased from balances at December 31, 2004 due principally to a decline in revenues during the first quarter of 2005, as compared to the fourth quarter of 2004. Inventories increased at March 31, 2005 from balances at December 31, 2004 due principally to lower than expected sales resulting from delays in order cycles for cardiac rehabilitation systems and, to a lesser extent, to temporary problems in obtaining component parts for certain versions of our electrocardiographs. Accounts payable balances at March 31, 2005 increased from balances at December 31, 2004 due primarily to accrued merger costs related to the proposed merger with Cardiac Science, Inc., which we announced on February 28, 2005. Accrued liabilities at March 31, 2005 decreased from balances at December 31, 2004 due principally to payments during the three-month period ended March 31, 2005 of accrued year-end compensation relating to 2004 sales and operating results and other accrued liabilities.

     Net cash flows used in investing activities of $266,000 for the three-month period ended March 31, 2005 consisted of $187,000 for capital expenditures and $79,000 for payments of costs related to the proposed merger with Cardiac Science. Capital expenditures primarily consist of leasehold improvements made within our corporate headquarters in Bothell, Washington. Net cash flows used in investing activities of $161,000 for the three-month period ended March 31, 2004 related primarily to our purchase of technology and, to a lesser extent, to purchases of capital equipment.

     Net cash flows from financing activities of $185,000 for the three-month period ended March 31, 2005 resulted from proceeds from exercises of stock options and issuances of common stock under our employee stock purchase plan. Net cash flows from financing activities of $704,000 for the three-month period ended March 31, 2004 resulted primarily from net borrowings on our line of credit and, to a lesser extent, proceeds from exercises of stock options and issuances of common stock under our employee stock purchase plan, which were offset slightly by a debt payment related to a note payable issued in connection with the purchase of the treadmill manufacturing business acquisition.

     We anticipate that our future operating cash flow, existing cash balances and borrowings available to us under credit facilities will be sufficient to meet our operating expenses, working capital requirements, capital expenditures and other obligations for at least twelve months. We anticipate that our credit facility will be renewed or replaced upon its expiration on December 30, 2005. However, we believe that failure to renew or replace this facility would not have a material adverse effect on our liquidity.

Merger Agreement with Cardiac Science, Inc.

     On February 28, 2005, we entered into a definitive agreement to combine with Cardiac Science, Inc, a manufacturer of automated external defibrillators, or AEDs, based in Irvine, California. The transaction, which was unanimously approved by the boards of directors of both companies, requires the approval of our stockholders and Cardiac Science’s stockholders and is subject to regulatory review and other customary closing conditions. We currently anticipate that the merger will close during the third quarter of 2005. To effect the combination, the parties have formed CSQ Holding Company, which we sometimes refer to herein as Newco. Quinton Cardiology Systems and Cardiac Science will be merged with newly formed acquisition subsidiaries of Newco. Upon the closing of the transaction, each outstanding share of our common stock will be converted to the right to receive 0.77184895 share of common stock of Newco and each outstanding share of Cardiac Science’s common stock will be converted to the right to receive 0.10 share of common stock of Newco. In connection with the transaction, the holders of Cardiac Science’s outstanding senior debt and related warrants have agreed to cancel those securities in exchange for 2,843,915 shares of Newco common stock and a cash payment in the amount of $20 million, pursuant to a note and warrant conversion agreement between Newco, Cardiac Science and such holders. Based on the exchange ratios and the companies’ outstanding shares at February 28, 2005, Newco will have approximately 22.3 million shares of common stock outstanding after consummation of the transaction, including shares issued in connection with the conversion of Cardiac Science’s senior notes and related warrants pursuant to the note and warrant conversion agreement, of which our stockholders will hold approximately 48.7% and Cardiac Science’s stockholders, together with the holders of its outstanding senior debt and warrants, will hold approximately 51.3%. The common stock of Newco, which will be renamed Cardiac Science Corporation at the time of closing, is expected to trade on the Nasdaq National Market under the symbol “CSCX” subject to the approval of the Nasdaq Stock Market.

     The transaction will be accounted for as an acquisition of Cardiac Science by Quinton Cardiology Systems under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Quinton Cardiology Systems will be the acquiring entity for financial reporting purposes based on our review of the criteria for determining the accounting acquirer as set forth in Statement 141. These criteria include but are not limited to; relative share ownership of the combined entity, composition of and ability to elect the board of directors, and the entity from which senior management positions are filled. A majority of Newco’s proposed board of directors will be comprised of current Quinton Cardiology Systems directors. In addition, Quinton Cardiology Systems executives will fill a majority of Newco’s senior management positions, thereby directing policies, strategic direction, and day-to-day operations.

     Our liquidity may be affected in future periods due to legal, accounting, financial expert and other expenses relating to the our proposed transaction with Cardiac Science, Inc. As of March 31, 2005, $885,000 of acquisition related costs were incurred, of which $806,000 were unpaid. In addition, if we terminate the merger agreement with Cardiac Science under specified conditions, we would be liable for $4.0 million in breakup fees. The payment of the breakup fees may adversely affect our liquidity.

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

     Successful continued execution of our acquisition strategy also depends upon our ability to obtain satisfactory debt or equity financing. We likely would require additional debt or equity financing to make any further significant acquisitions. Such financing may not be available on terms that are acceptable to us or at all. If we are required to incur additional indebtedness to fund acquisitions in the future, our cash flow may be negatively affected by additional debt servicing requirements and the terms of such indebtedness may impose covenants and restrictions that provide us less flexibility in how we operate our business. Fluctuations in our stock price may make it difficult to make acquisitions using our stock as consideration. Moreover, use of our stock to fund acquisitions may have a significant dilutive effect on existing shareholders.

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

     We currently elect to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). In accordance with the provisions of SFAS No. 123, we apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock option plans. Under this election, we account for stock options granted to employees using the intrinsic value method of accounting. Under this method, employee stock-based compensation expense is based on the difference, if any, between the fair value of our stock and the exercise price of the award on the grant date. In December 2004, the Financial Accounting Standards Board, or FASB, the principal United States accounting standards setting organization, issued SFAS 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which, will require us to record an expense for all outstanding unvested stock options and grants of new stock options. In April 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R will be effective for us in the first quarter of 2006. The pronouncement will also require us to record an expense for our employee stock purchase plan. As a result of changing our accounting policy in accordance with this pronouncement, our reported earnings, beginning in the first quarter of 2006, will be significantly negatively impacted.

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

     We sell our products to the domestic primary care market and to substantially all international markets principally through third party distribution organizations. While we have well established relationships with these distribution organizations, the underlying agreements are generally for periods of one year or less. One of these domestic distribution organizations, Physicians Sales and Service, Inc., accounted for 14% and 15% of our revenues in 2003 and 2004, respectively, and 21% of our revenues in the first quarter of 2005. If these agreements are cancelled or if we are unable to renew them as they expire, our sales and operating results may suffer materially. Our international distribution relationships may be terminated on little or no notice because we do not generally have long-term contracts with these distributors. Consequently, our success in expanding international sales may be limited if our international distributors lack, or are unable to develop, relationships with important target customers in international markets. If our relationships change with any significant distribution organization, or if any of our distribution organizations devote more effort to selling competing products and systems, our sales and operating results may suffer and our growth may be limited.

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

     Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” requires that we cease amortization of goodwill and other intangible assets determined to have indefinite lives, and established a method of testing these assets for impairment on an annual or on an interim basis if certain events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value. We also evaluate intangible assets determined to have finite lives and other long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors such as a decline in our market value below our book value for an extended period of time. In the case of intangible assets with indefinite lives, we evaluate whether events or circumstances continue to support an indefinite useful life. We evaluate the estimated lives of all intangible assets on an annual basis, including those with indefinite lives, to determine if events and circumstances continue to support an indefinite useful life or the remaining useful life, as applicable, or if a revision in the remaining period of amortization is required. The amount of any such annual or interim impairment charge could be significant, and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

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

     During the twelve months ended March 31, 2005, our common stock traded between a range of $6.80 and $14.80 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

     We own marketable equity securities which we classify as available-for-sale and, as such, carry the investments at fair value. At March 31, 2005, the fair value was $607,000. These investments are exposed to market risks. Unrealized holding gains or losses related to fluctuations in fair values are reflected in other accumulated comprehensive income or loss. If we had a decline in fair value that was judged to be other than temporary, we would record a loss.

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

     Item 4. Controls and Procedures

     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

     There has been no change in our internal control over financial reporting during the three-month period ended March 31, 2005 in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

Exhibits
2.1	Agreement and Plan of Merger dated February 28, 2005 by and among Quinton Cardiology Systems, Inc., CSQ Holding Company, Heart Acquisition Corporation, Rhythm Acquisition Corporation and Cardiac Science, Inc. (1)

10.38	Senior Executives — Base Compensation Adjustments — 2005 dated as of February 28, 2005. (2)

10.39	Summary of Non-Employee Director Compensation. (2)

10.40	2004 Sales Bonus Plan for Darryl Lustig, as amended on March 14, 2005. (2)

10.41	2004 Sales Bonus Plan for Allan Criss, as amended on March 14, 2005. (2)

10.42	2005 Sales Incentive Plan for Darryl Lustig. (2)

10.43	2005 Sales Incentive Plan for Allan Criss. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K filed on February 28, 2005.

(2)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004 filed March 16, 2005, as amended April 22, 2005.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINTON CARDIOLOGY SYSTEMS, INC.

	By:	/s/ Michael K. Matysik

Michael K. Matysik
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 9, 2005