Form 10-Q
period 2005-06-30
QUINTON CARDIOLOGY SYSTEMS INC
filed 2005-08-09
CIK 1166409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
————————————
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-49755
————————————
QUINTON CARDIOLOGY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3300396
(State of Incorporation)	(IRS Employer Identification No.)
3303 Monte Villa Parkway
Bothell, Washington 98021
(Address of principal executive offices)
(425) 402-2000
(Registrant’s telephone number)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
     The number of shares outstanding of the registrant’s common stock as of July 29, 2005 was 14,128,817.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2004	2005
	(in thousands, except share and per
	share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$21,902	$23,830
Marketable equity securities	646	—
Accounts receivable, net of allowance for doubtful accounts	13,649	13,008
Inventories	11,047	11,432
Deferred income taxes	5,542	4,890
Prepaid expenses and other current assets	790	925

Total current assets	53,576	54,085

Machinery and equipment, net of accumulated depreciation	4,314	3,988
Deferred income taxes	3,594	3,428
Intangible assets, net of accumulated amortization	5,619	5,458
Investment in unconsolidated entity	1,000	1,000
Goodwill	9,072	9,072
Deferred acquisition related costs	—	1,357

Total assets	$77,175	$78,388

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,615	$5,772
Accrued liabilities	6,220	4,803
Warranty liability	2,093	2,059
Deferred revenue	4,754	5,062

Total current liabilities	18,682	17,696

Minority interest in consolidated entity	159	133

Shareholders’ Equity:
Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares outstanding in 2004 or 2005	—	—
Common stock (65,000,000 shares authorized), $0.001 par value, 14,057,195 and 14,108,121 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively	14	14
Additional paid-in capital	62,642	62,998
Deferred stock-based compensation	(33)	—
Accumulated other comprehensive income	22	—
Accumulated deficit	(4,311)	(2,453)

Total shareholders’ equity	58,334	60,559

Total liabilities and shareholders’ equity	$77,175	$78,388

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005
	(in thousands, except share and per share amounts)
Revenues:
Systems	$18,542	$19,073	$37,068	$37,417
Service	3,106	2,895	6,232	5,881

Total revenues	21,648	21,968	43,300	43,298

Cost of Revenues:
Systems	10,591	10,198	20,866	19,880
Service	1,833	1,895	3,758	3,777

Total cost of revenues	12,424	12,093	24,624	23,657

Gross profit	9,224	9,875	18,676	19,641

Operating Expenses:
Research and development	1,796	1,908	3,627	3,717
Sales and marketing	4,367	4,592	8,738	9,249
General and administrative	1,967	2,266	4,073	4,311

Total operating expenses	8,130	8,766	16,438	17,277

Operating income	1,094	1,109	2,238	2,364

Other income (expense):
Interest income (expense), net	(19)	145	(60)	258
Other income, net	633	53	633	114

Total other income	614	198	573	372

Income before income taxes and minority interest in consolidated entity	1,708	1,307	2,811	2,736
Income taxes	(35)	(434)	(70)	(904)

Income before minority interest in consolidated entity	1,673	873	2,741	1,832
Minority interest in loss of consolidated entity	10	6	30	26

Net income	$1,683	$879	$2,771	$1,858

Net income per share — basic	$0.13	$0.06	$0.22	$0.13

Net income per share — diluted	$0.12	$0.06	$0.20	$0.13

Weighted average shares outstanding — basic	12,806,759	14,091,232	12,526,004	14,079,368

Weighted average shares outstanding — diluted	13,957,926	14,665,430	13,572,874	14,721,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUINTON CARDIOLOGY SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005
	(in thousands)
Operating Activities:
Net income	$1,683	$879	$2,771	$1,858
Adjustments to reconcile net income to net cash flows from operating activities -
Depreciation and amortization	402	410	788	814
Deferred income taxes	5	398	10	832
Stock-based compensation	18	15	36	39
Minority interest in loss of consolidated entity	(10)	(6)	(30)	(26)
Gain on sale of marketable equity securities	—	(15)	—	(15)
Gain on sale of hemodynamic monitoring business	(633)	—	(633)	—
Loss on disposal of equipment	4	—	4	—
Changes in operating assets and liabilities, net of businesses acquired and divested:
Accounts receivable	(1,126)	(786)	(1,058)	641
Inventories	551	307	457	(385)
Prepaid expenses and other current assets	(120)	(148)	(110)	(135)
Accounts payable	150	(500)	(215)	(103)
Accrued liabilities	(325)	447	(1,854)	(1,417)
Warranty liability	(10)	43	(34)	(34)
Deferred revenue	99	333	(9)	308

Net cash flows from operating activities	688	1,377	123	2,377

Investing Activities:
Purchases of machinery and equipment	(79)	(140)	(115)	(327)
Payments of deferred acquisition related costs	—	(1,018)	—	(1,097)
Proceeds from sale of marketable equity securities	—	625	—	625
Purchase of technology	—	—	(125)	—

Net cash flows used in investing activities	(79)	(533)	(240)	(799)

Financing Activities:
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	181	165	407	350
Proceeds from issuance of stock, net of issuance costs	15,791	—	15,791	—
Repayments on bank line of credit, net	(923)	—	(354)	—
Payments of long term debt	(91)	—	(182)	—

Net cash flows from financing activities	14,958	165	15,662	350

Net change in cash and cash equivalents	15,567	1,009	15,545	1,928
Cash and cash equivalents, beginning of period	163	22,821	185	21,902

Cash and cash equivalents, end of period	$15,730	$23,830	$15,730	$23,830

Supplemental disclosure of cash flow information:
Cash paid for interest	$36	$7	$83	$135
Cash paid for income taxes	71	120	78	129

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable recorded for deferred acquisition related costs	$—	$260	$—	$260
Note issued in connection with purchase of technology	—	—	125	—
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
2. Summary of Significant Accounting Policies
     Basis of Presentation
     The condensed financial statements present the Company on a consolidated basis. All intercompany accounts and transactions have been eliminated. The condensed consolidated balance sheet dated June 30, 2005, the condensed consolidated statements of operations for the three and six-month periods ended June 30, 2004 and 2005 and the condensed consolidated statements of cash flows for the three and six-month periods ended June 30, 2004 and 2005 have been prepared by the Company and are unaudited. The condensed consolidated balance sheet dated December 31, 2004 was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The notes to the audited consolidated financial statements included in the Company’s annual report on Form 10-K/A for the fiscal year ended December 31, 2004 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company for the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.
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
     Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of an equity instrument, such as stock options, based on the grant-date fair-value of the award. The associated cost must be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). In April 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R will be effective for the Company in the first quarter of 2006. SFAS No. 123R provides for a variety of implementation alternatives, including accounting for the change prospectively or restating previously reported amounts to reflect the compensation expense that would have been recorded under SFAS No. 123R. Based on existing options outstanding as of June 30, 2005, the Company anticipates it will record approximately $1,600,000 in pre-tax stock-based compensation expense in 2006. The Company would record higher stock-based compensation expense if it grants additional options in the third and fourth quarter of 2005 and in 2006 and beyond, which in turn could further impact the Company’s results of operations. In addition, the Company anticipates that it will record stock-based compensation expense relating to its Employee Stock Purchase Plan (“the Plan”), which allows employees to purchase Company stock at a discount. The amount of future stock-based compensation expense will be dependent upon the level of participation in the Plan, the Company’s stock price and other factors in future periods.
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
     The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005
	(in thousands, except share amounts)
Numerator:
Net income	$1,683	$879	$2,771	$1,858

Denominator:
Weighted average shares for basic calculation	12,806,759	14,091,232	12,526,004	14,079,368
Incremental shares from employee stock options	1,151,167	574,198	1,046,870	642,362

Weighted average shares for diluted calculation	13,957,926	14,665,430	13,572,874	14,721,730

     The following table sets forth the number of antidilutive shares issuable upon exercise of stock options excluded from the computation of diluted income per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005
Antidilutive shares	—	984,718	12,500	529,859
     Accounting for Stock-Based Compensation
     The Company has elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) for stock options issued to employees. In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force consensus on Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”
     Had compensation cost been determined based on the fair value of the option awards at the grant dates during the three and six-month periods ended June 30, 2004 and 2005, consistent with the provisions of SFAS No. 123, the Company’s reported net income would have been the pro forma amounts indicated below:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005
	(in thousands, except per share amounts)
Net income — as reported	$1,683	$879	$2,771	$1,858
Add back: Stock-based employee compensation expense included in reported income, net of related tax effects	18	15	36	39
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects of $0, $54, $0 and $111	(554)	(552)	(976)	(1,095)

Net income — pro forma	$1,147	$342	$1,831	$802

Net income per share — as reported — basic	$0.13	$0.06	$0.22	$0.13
Net income per share — as reported — diluted	$0.12	$0.06	$0.20	$0.13

Net income per share — pro forma — basic	$0.09	$0.02	$0.15	$0.06
Net income per share — pro forma — diluted	$0.09	$0.02	$0.14	$0.06
     The following table sets forth, consistent with the provisions of SFAS No. 123, the denominator for calculating pro forma diluted net income per share for each respective period:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005
Denominator:
Pro forma weighted average shares for basic calculation	12,806,759	14,091,232	12,526,004	14,079,368
Pro forma incremental shares from employee stock options	618,564	521	432,153	107,681

Pro forma weighted average shares for diluted calculation	13,425,323	14,091,753	12,958,157	14,187,049

     The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants issued during the six-months ended June 30, 2005: volatility of 62.0%, risk-free interest rate of 4.5%, expected life of 6.25 years and zero dividend yield. The following assumptions were used for grants issued during the three and six-months ended June 30, 2004: volatility of 70.0%, risk-free interest rate of 3.8%, expected life of 7.00 years and zero dividend yield.
     The Company calculated the fair value of each employee stock purchase right under the Company’s 2002 Employee Stock Purchase Plan using the Black-Scholes option-pricing model. The following assumptions were used for employee stock purchase rights during the three and six-months ended June 30, 2005: volatility of 64.6%, risk-free interest rate of 2.7%, expected life of 0.5 year and zero dividend yield. The following assumptions were used for employee stock purchase rights during the three and six-months ended June 30, 2004: volatility of 70.0%, risk-free interest rate of 2.0%, expected life of 0.5 year and zero dividend yield.
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
     The Company annually re-evaluates its conclusion that the Burdick trade name has an indefinite life and makes a judgment about whether there are factors that would limit the ability to benefit from the trade name in the future. If there were such factors, the Company would amortize the trade name. Company management annually reviews the trade name intangible asset for impairment by comparing the fair value of the asset to its carrying value. The Company uses judgment to estimate the fair value of the trade name. The judgment about fair value is based on expectations of future cash flows and an appropriate discount rate.
     In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized on our statement of operations and as a reduction to the asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.
     The Company recorded amortization expense for identifiable intangibles of $81,000 in each of the three-month periods ended March 31, 2004 and 2005 and $162,000 in each of the six-month periods ended June 30, 2004 and 2005.
3. Inventories
     Inventories were valued at the lower of cost, on an average cost basis, or market and were comprised of the following:

	December 31,	June 30,
	2004	2005
	(in thousands)
Raw materials	$7,879	$8,334
Finished goods	3,168	3,098

Total inventories	$11,047	$11,432

4. Credit Facility
     Borrowings under the line of credit are currently limited to the lesser of $12,000,000 or an amount based on eligible accounts receivable and eligible inventories. Substantially all of the Company’s assets are pledged as collateral for the line of credit. This line of credit bears interest based on a variable rate ranging from the bank’s prime rate plus a minimum of 0.0% to a maximum of 0.5% based on a funded debt to Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) ratio, which amounted to 5.25% and 6.00% at December 31, 2004 and June 30, 2005, respectively.

In addition, unused balances under this facility bear monthly fees equal to 0.25% per annum on the difference between the maximum credit limit and the sum of (i) the average daily principal balance during the month and (ii) the face amount of any letters of credit. The current line of credit expires on December 30, 2005. At December 31, 2004 and June 30, 2005, the Company did not have any borrowings under this line of credit. As of June 30, 2005, the Company had capacity to borrow $9,035,000 based on eligible accounts receivable and eligible inventory. The credit facility contains standard negative covenants and restrictions on actions by the Company, including but not limited to, activity related to common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes in, or disposition of assets. Certain of these actions may be taken with the consent of the lender. In addition, the credit agreement requires that the Company meet certain financial covenants, namely a minimum tangible net worth measure. As of December 31, 2004 and June 30, 2005, the Company was in compliance with all covenants under the credit facility.
5. Warranty Liability
     Changes in the warranty liability for the three and six months ended June 30, 2004 and 2005 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005
	(in thousands)		(in thousands)
Warranty liability, beginning of the period	$2,035	$2,016	$2,059	$2,093
Charged to cost of revenues	326	333	779	763
Warranty expenditures	(351)	(290)	(828)	(797)

Warranty liability at the end of the period	$2,010	$2,059	$2,010	$2,059

6. Comprehensive Income
     The Company records all changes in equity during the period from non-owner sources as other comprehensive income or loss, such as unrealized gains and losses on the Company’s available-for-sale securities. Comprehensive income, net of any related tax effects, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005
	(in thousands)		(in thousands)
Net income	$1,683	$879	$2,771	$1,858
Other comprehensive income (loss), net of related tax effects of $0, $1, $0 and $13	—	4	—	(22)

Total comprehensive income	$1,683	$883	$2,771	$1,836

7. Contingencies
     Legal Matters
     The Company is a defendant in various legal matters arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters is not expected to have a material effect on the Company’s consolidated financial statements as a whole.

8. Merger with Cardiac Science
     On February 28, 2005, the Company entered into a definitive agreement to combine with Cardiac Science, Inc, a manufacturer of automated external defibrillators based in Irvine, California. The transaction was approved by the boards of directors of both companies, requires the approval of the Company’s stockholders and Cardiac Science’s stockholders and is subject to other customary closing conditions. The Company anticipates that the merger will close during the third quarter of 2005. To effect the combination, the parties have formed a holding company, which is sometimes referred to herein as Newco, and Quinton Cardiology Systems and Cardiac Science will be merged with newly formed acquisition subsidiaries of Newco. Upon the closing of the transaction, each outstanding share of the Company’s common stock will be converted to the right to receive 0.77184895 share of common stock of Newco and each outstanding share of Cardiac Science’s common stock will be converted to the right to receive 0.10 share of common stock of Newco. In connection with the transaction, the holders of Cardiac Science’s outstanding senior debt and related warrants have agreed to cancel those securities in exchange for 2,843,915 shares of Newco common stock and a cash payment in the amount of $20 million, pursuant to a note and warrant conversion agreement between Newco, Cardiac Science and such holders. Based on the exchange ratios and the companies’ outstanding shares at February 28, 2005, Newco will have approximately 22.3 million shares of common stock outstanding after consummation of the transaction, including the conversion of Cardiac Science’s senior notes and related warrants pursuant to the note and warrant conversion agreement, of which our stockholders will hold approximately 48.7% and Cardiac Science’s stockholders, together with the holders of its outstanding senior debt and warrants, will hold approximately 51.3%. The common stock of Newco, which will be renamed Cardiac Science Corporation at the time of closing, will trade on the Nasdaq National Market under the symbol “CSCX” subject to the approval of the Nasdaq Stock Market. It is anticipated that the transaction will be accounted for as an acquisition of Cardiac Science by Quinton Cardiology Systems under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Quinton Cardiology Systems will be the acquiring entity for financial reporting purposes based on our review of the criteria for determining the accounting acquirer as set forth in Statement 141. These criteria include but are not limited to: relative share ownership of the combined entity, composition of and ability to elect the board of directors, and the entity from which senior management positions are filled. A majority of Newco’s proposed board of directors will be comprised of current Quinton Cardiology Systems directors. In addition, Quinton Cardiology Systems executives will fill a majority of Newco’s senior management positions, thereby directing policies, strategic direction, and day-to-day operations.
     If the planned merger with Cardiac Science is not completed, the Company would be required to expense the deferred acquisition related costs, which totaled $1,357,000 at June 30, 2005. In addition, if the Company terminates the merger agreement with Cardiac Science under specified conditions, the Company would be liable for approximately $4.0 million in breakup fees.
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

Results of Operations

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005
	(as a percentage of revenues)
Revenues:
Systems	85.7%	86.8%	85.6%	86.4%
Service	14.3	13.2	14.4	13.6

Total revenues	100.0	100.0	100.0	100.0

Gross Profit:
Systems (as a percentage of systems revenues)	42.9	46.5	43.7	46.9
Service (as a percentage of service revenues)	41.0	34.5	39.7	35.8

Gross profit	42.6	45.0	43.1	45.4

Operating Expenses:
Research and development	8.3	8.7	8.4	8.6
Sales and marketing	20.1	20.9	20.2	21.3
General and administrative	9.1	10.3	9.4	10.0

Total operating expenses	37.5	39.9	38.0	39.9

Operating income	5.1	5.1	5.1	5.5

Total other income	2.8	0.9	1.4	0.8
Income taxes	(0.2)	(2.0)	(0.2)	(2.1)
Minority interest in loss of consolidated entity	0.1	0.0	0.1	0.1

Net income	7.8%	4.0%	6.4%	4.3%

Three-Month Period Ended June 30, 2005 Compared to the Three-Month Period Ended June 30, 2004
     Revenues
     Revenues increased by $320,000, or 1.5%, to $21,968,000 for the three-month period ended June 30, 2005, from $21,648,000 for the comparable period in 2004.
     Systems revenues increased by $531,000, or 2.9%, to $19,073,000 for the three-month period ended June 30, 2005, from $18,542,000 for the comparable period in 2004. Systems revenue growth was attributable to modest growth across each of our acute care, primary care and international sales channels.
     Service revenues decreased by $211,000, or 6.8%, to $2,895,000 for the three-month period ended June 30, 2005 from $3,106,000 for the comparable period in 2004. The decline in service revenues resulted primarily from reduced parts and billable labor sales. In addition, service revenues for the three-month period ended June 30, 2004 included $67,000 related to our divested hemodynamic monitoring product line. Service revenues for the three month period ended June 30, 2005 did not include any sales from the divested line. We have experienced a gradual decline in parts and billable labor sales in recent quarters and this mild decline may continue in the near future. We expect, however, that any continued decline in parts and labor sales would be relatively modest and will ultimately be offset by increases in service contracts on new systems.
     Gross Profit
     Gross profit increased by $651,000, or 7.1%, to $9,875,000 for the three-month period ended June 30, 2005, from $9,224,000 for the comparable period in 2004. Gross margin increased to 45.0% for the three-month period ended June 30, 2005, from 42.6% for the comparable period in 2004. The increase in gross margin was primarily attributable to the results of ongoing cost reduction initiatives, including design cost reductions and other reductions in the cost of purchased components of our products, combined with changes in product mix, partially offset by a decrease in service margin.

     Gross profit from systems revenues increased by $924,000, or 11.6%, to $8,875,000 for the three-month period ended June 30, 2005 from $7,951,000 for the comparable period in 2004. Gross margin from systems revenues increased to 46.5% for the three-month period ended June 30, 2005, from 42.9% for the comparable period in 2004. The increase in systems gross margin was primarily attributable to the results of ongoing cost reduction initiatives, combined with changes in product mix.
     Gross profit from service revenues decreased by $273,000, or 21.4%, to $1,000,000 for the three-month period ended June 30, 2005, from $1,273,000 for the comparable period in 2004. Gross margin from service revenues decreased to 34.5% for the three-month period ended June 30, 2005, from 41.0% for the comparable period in 2004. The decrease in service gross margin was principally attributable to a decrease in service revenues, referred to above, without a corresponding decrease in service staffing levels, which have been maintained to provide enhanced support to our customers. Future decreases in service gross margin are possible if parts and billable labor sales continue to decline and are not offset by increases in contract service revenue. We do not expect that any such margin decreases will be substantial.
     Operating Expenses
     Research and development expenses increased by $112,000, or 6.2%, to $1,908,000 for the three-month period ended June 30, 2005, from $1,796,000 for the comparable period in 2004. This increase was the result of additional investment in research and the net effect of a variety of other factors, none of which were individually material. As a percentage of revenues, research and development expenses increased to 8.7% for the three-month period ended June 30, 2005 from 8.3% for the comparable period in 2004.
     Sales and marketing expenses increased by $225,000, or 5.2%, to $4,592,000 for the three-month period ended June 30, 2005, from $4,367,000 for the comparable period in 2004. This increase was due principally to increased sales and marketing staffing related expenses and other investment in marketing in 2005 to facilitate future growth. As a percentage of revenues, sales and marketing expenses increased to 20.9% for the three-month period ended June 30, 2005, from 20.1% for the comparable period in 2004. This reflects increased investment intended to facilitate future growth.
     General and administrative expenses increased by $299,000, or 15.2%, to $2,266,000 for the three-month period ended June 30, 2005, from $1,967,000 for the comparable period in 2004. This increase was due principally to expenses of $195,000 incurred during the three-month period ended June 30, 2005 relating to litigation initiated by shareholders of Cardiac Science, Inc. seeking, among other things, to preliminarily enjoin our proposed combination with Cardiac Science. As a result of the signing of a memorandum of understanding relating to the settlement of this litigation, the motions for preliminary injunction have been withdrawn. We do not expect to incur any material additional legal costs in connection with this litigation. As a percentage of revenues, general and administrative expenses increased to 10.3% for the three-month period ended June 30, 2005, from 9.1% for the comparable period in 2004. This reflects an increase in expenses in 2005 over the comparable period in 2004 due principally to litigation expenses referred to above.
     Other Income and Expense
     Total other income was $198,000 for the three-month period ended June 30, 2005, compared to other income of $614,000 for the comparable period in 2004. This change was primarily attributable to a gain on the sale of our divested hemodynamic monitoring business of $633,000, which we recognized during the three-month period ended June 30, 2004 and for which there was no comparable amount in the current period. This change was also the result of an increase in interest income earned on our substantially increased average cash balances for the three-month period ended June 30, 2005 over the comparable period in 2004 and a decrease in interest expense related to our credit line in 2005 as compared to the same period in 2004, as there were no borrowings against our line of credit during the three-month period ended June 30, 2005.
     Income Taxes
     During the fourth quarter of 2004, we eliminated all of the valuation allowance against our deferred tax assets. We will continue to evaluate our ability to utilize our net operating loss carryforwards in future periods and, in compliance with SFAS No. 109, Accounting for Income Taxes, record any resulting adjustments to deferred income tax expense. In addition, we will reduce deferred income tax assets for the benefits of net operating loss carryforwards actually used.
     Our effective tax rate for the three-month period ended June 30, 2005 was 33.0%. Cash paid for income taxes was $314,000 less than our income tax expense, as we used a portion of our net operating loss carryforwards to offset our tax liability. We reduced deferred income tax assets for the benefits of the utilization of net operating loss carryforwards. During the three-month period ended June 30, 2004, income taxes were recorded only for deferred tax expense on our Burdick tradename indefinite lived intangible asset and estimated state income tax liabilities.
Six-Month Period Ended June 30, 2005 Compared to the Six-Month Period Ended June 30, 2004
     Revenues
     Revenues of $43,298,000 for the six-month period ended June 30, 2005 were essentially flat compared to revenues of $43,300,000 for the comparable period in 2004.
     Systems revenues increased by $349,000, or 0.9%, to $37,417,000 for the six-month period ended June 30, 2005, from $37,068,000 for the comparable period in 2004. Systems revenue growth was primarily attributable to increases in revenues in our acute care and international sales channels.
     Service revenues decreased by $351,000, or 5.6%, to $5,881,000 for the six-month period ended June 30, 2005 from $6,232,000 for the comparable period in 2004. The decline in service revenues resulted primarily from reduced parts and billable labor sales. In addition, service revenues for the six-month period ended June 30, 2004 included $221,000 related to our divested hemodynamic monitoring product line. Service revenues for the six month period ended June 30, 2005 did not include any sales from the divested line. We have experienced a gradual decline in parts and billable labor sales in recent quarters and this mild decline may continue in the near future. We expect, however, that any continued decline in parts and labor sales would be relatively modest and will ultimately be offset by increases in service contracts on new systems.
     Gross Profit
     Gross profit increased by $965,000, or 5.2%, to $19,641,000 for the six-month period ended June 30, 2005, from $18,676,000 for the comparable period in 2004. Gross margin increased to 45.4% for the six-month period ended June 30, 2005 from 43.1% for the comparable period in 2004. The increase in gross margin was primarily attributable to the results of ongoing cost reduction initiatives, including design cost reductions and other reductions in the cost of purchased components of our products, combined with changes in product mix, partially offset by a decrease in service margin.
     Gross profit from systems revenues increased by $1,335,000, or 8.2%, to $17,537,000 for the six-month period ended June 30, 2005, from $16,202,000 for the comparable period in 2004. Gross margin from systems revenues increased to 46.9% for the six-month period ended June 30, 2005, from 43.7% for the comparable period in 2004. The increase in systems gross margin was primarily attributable to the results of ongoing cost reduction initiatives, combined with changes in product mix.
     Gross profit from service revenues decreased by $370,000, or 15.0%, to $2,104,000 for the six-month period ended June 30, 2005, from $2,474,000 for the comparable period in 2004. Gross margin from service revenues decreased to 35.8% for the six-month period ended June 30, 2005 from 39.7% for the comparable period in 2004. The decrease in service gross margin was principally attributable to a decrease in service revenues, referred to above, without a corresponding decrease in service staffing levels, which have been maintained to provide enhanced support to our customers. Future decreases in service gross margin are possible if parts and billable labor sales continue to decline and are not offset by increases in contract service revenue. We do not expect that any such margin decreases will be substantial.

     Operating Expenses
     Research and development expenses increased by $90,000, or 2.5%, to $3,717,000 for the six-month period ended June 30, 2005 from, $3,627,000 for the comparable period in 2004. This increase was the result of additional investment in research and the net effect of a variety of other factors, none of which were individually material. As a percentage of revenues, research and development expenses increased to 8.6% for the six-month period ended June 30, 2005, from 8.4% for the comparable period in 2004.
     Sales and marketing expenses increased by $511,000, or 5.8%, to $9,249,000 for the six-month period ended June 30, 2005, from $8,738,000 for the comparable period in 2004. This increase was due principally to increased sales and marketing staffing related expenses and other investment in marketing in 2005 to facilitate future growth. As a percentage of revenues, sales and marketing expenses increased to 21.3% for the six-month period ended June 30, 2005 from, 20.2% for the comparable period in 2004. This reflects increased investment intended to facilitate future growth.
     General and administrative expenses increased by $238,000, or 5.8%, to $4,311,000 for the six-month period ended June 30, 2005, from $4,073,000 for the comparable period in 2004. This increase was due principally to litigation expenses of $195,000 incurred during the six-month period ended June 30, 2005 relating to litigation initiated by shareholders of Cardiac Science, Inc. seeking, among other things, to preliminarily enjoin our proposed combination with Cardiac Science. As a result of the signing of a memorandum of understanding relating to the settlement of this litigation, the motions for preliminary injunction have been withdrawn. We do not expect to incur any material additional legal costs in connection with this litigation. As a percentage of revenues, general and administrative expenses increased to 10.0% for the six-month period ended June 30, 2005, from 9.4% for the comparable period in 2004. This reflects an increase in expenses in 2005 over the comparable period in 2004 due principally to litigation expenses referred to above.
     Other Income and Expense
     Total other income was $372,000 for the six-month period ended June 30, 2005, compared to other income of $573,000 for the comparable period in 2004. This change was primarily attributable to a gain on the sale of our divested hemodynamic monitoring business of $633,000, which we recognized during the six-month period ended June 30, 2004 and for which there was no comparable amount in the current period. This change was also the result of an increase in interest income earned on our substantially increased average cash balances for the six-month period ended June 30, 2005 over the comparable period in 2004, and a decrease in interest expense related to our credit line in 2005 as compared to the same period in 2004, as there were no borrowings against our line of credit during the six-month period ended June 30, 2005.
Income Taxes
     During the fourth quarter of 2004, we eliminated all of the valuation allowance against our deferred tax assets. We will continue to evaluate our ability to utilize our net operating loss carryforwards in future periods and, in compliance with SFAS No. 109, Accounting for Income Taxes, record any resulting adjustments to deferred income tax expense. In addition, we will reduce deferred income tax assets for the benefits of net operating loss carryforwards actually used.
     Our effective tax rate for the six-month period ended June 30, 2005 was 33.0%. Cash paid for income taxes was $775,000 less than our income tax expense, as we used a portion of our net operating loss carryforwards to offset our tax liability. We reduced deferred income tax assets for the benefits of net operating loss carryforwards actually used in the period. During the six-month period ended June 30, 2004, income taxes were recorded only for deferred tax expense on our Burdick tradename indefinite lived intangible asset and state income tax liabilities.
     Liquidity and Capital Resources
     Net cash flows from operating activities were $1,377,000 for the three-month period ended June 30, 2005, compared to net cash flows from operating activities of $688,000 for the comparable period in 2004. Net cash flows from operating activities of $1,377,000 for the three-month period ended June 30, 2005 resulted primarily from net income, excluding non-cash income and expense items aggregating $802,000, of $1,681,000, a decrease in inventories of $307,000 and an increase in deferred revenue of $333,000, offset partially by an increase in accounts receivable of $786,000 and an increase in prepaid expenses and other current assets of $148,000.
     Net cash flows from operating activities were $2,377,000 for the six-month period ended June 30, 2005, compared to net cash flows from operating activities of $123,000 for the comparable period in 2004. Net cash flows from operating activities of $2,377,000 for the six-month period ended June 30, 2005 resulted primarily from net income, excluding non-cash income expense items aggregating $1,644,000, of $3,502,000, a decrease in accounts receivable of $641,000 and an increase in deferred revenue of $308,000, offset partially by an increase in inventories of $385,000, an increase in prepaid expenses and other current assets of $135,000 and a decrease in accounts payable and accrued liabilities of $1,520,000.
     Cash and cash equivalents at June 30, 2005 increased from balances at December 31, 2004 due primarily to cash generated from operations during the six-month period ended June 30, 2005. Accounts receivable balances at June 30, 2005 decreased from balances at December 31, 2004 due principally to a decline in revenues during the second quarter of 2005, as compared to the fourth quarter of 2004. Inventories increased at June 30, 2005 from balances at December 31, 2004 due principally to normal fluctuations in carrying levels of various component parts. Accounts payable balances at June 30, 2005 increased from balances at December 31, 2004 due primarily to accrued deferred acquisition costs related to the proposed merger with Cardiac Science. Accrued liabilities at June 30, 2005 decreased from balances at December 31, 2004 due principally to payments during the six-month period ended June 30, 2005 of accrued year-end compensation relating to 2004 sales and operating results and payments of accrued royalties and other accrued liabilities.
     Net cash flows used in investing activities of $533,000 for the three-month period ended June 30, 2005 consisted of $140,000 for capital expenditures and $1,018,000 for payments of deferred acquisition costs related to the proposed merger with Cardiac Science, offset partially by proceeds of $625,000 from the sale of marketable equity securities. Capital expenditures primarily consist of leasehold improvements made within our corporate headquarters in Bothell, Washington. Net cash flows used in investing activities of $79,000 for the three-month period ended June 30, 2004 related primarily to purchases of capital equipment.
     Net cash flows used in investing activities of $799,000 for the six-month period ended June 30, 2005 consisted of $327,000 for capital expenditures and $1,097,000 for payments of deferred acquisition costs related to the proposed merger with Cardiac Science, offset partially by proceeds of $625,000 from the sale of marketable equity securities. Capital expenditures primarily consist of leasehold improvements made within our corporate headquarters in Bothell, Washington. Net cash flows used in investing activities of $240,000 for the six-month period ended June 30, 2004 related primarily to our purchases of technology and capital equipment.
     Net cash flows from financing activities of $165,000 for the three-month period ended June 30, 2005 resulted from proceeds from exercises of stock options and issuances of common stock under our employee stock purchase plan. Net cash flows from financing activities of $14,958,000 for the three-month period ended June 30, 2004 resulted primarily from proceeds from our public equity offering of $15,791,000, net of payments of offering expenses, and proceeds from exercises of stock options and issuance of shares under our employee stock purchase plan of $181,000, offset partially by net repayments on our credit line of $923,000 and a debt payment of $91,000 related to the note payable issued in connection with our acquisition of the treadmill manufacturing business.
     Net cash flows from financing activities of $350,000 for the six-month period ended June 30, 2005 resulted from proceeds from exercises of stock options and issuances of common stock under our employee stock purchase plan. Net cash flows from financing activities of $15,662,000 for the six-month period ended June 30, 2004 resulted primarily from proceeds from our public equity offering of $15,791,000, net of payments of offering expenses, and proceeds from exercises of stock options and issuance of shares under our employee stock purchase plan of $407,000, offset partially by net repayments on our credit line of $354,000 and a debt payment of $182,000 related to the note payable issued in connection with our acquisition of the treadmill manufacturing business.
     Contractual Obligations
     The tables below summarize our contractual obligations and other commercial commitments as of June 30, 2005 (amounts in thousands):

		Less than	1 – 3	3 – 5	After
	Total	1 year	years	years	5 years
	(in thousands)
Contractual Obligations
Operating leases	$3,909	$1,112	$2,155	$642	$—
Purchase obligations	9,077	9,077	—	—	—

Total contractual cash obligations	$12,986	$10,189	$2,155	$642	$—

Purchase obligations primarily consist of outstanding purchase orders issued in the ordinary course of our business.

		Less than	1 – 3	3 – 5	After
	Total	1 year	years	years	5 years
	(in thousands)
Other commercial commitments
Line of credit	$45	$45	$—	$—	$—
Guarantees	—	—	—	—	—

Total commercial commitments	$45	$45	$—	$—	$—

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
Merger Agreement with Cardiac Science, Inc.
     On February 28, 2005, we entered into a definitive agreement to combine with Cardiac Science, Inc, a manufacturer of automated external defibrillators, or AEDs, based in Irvine, California. The transaction, which was approved by the boards of directors of both companies, requires the approval of our stockholders and Cardiac Science’s stockholders and is subject to other customary closing conditions. We currently anticipate that the merger will close during the third quarter of 2005. To effect the combination, the parties have formed CSQ Holding Company, which we sometimes refer to herein as Newco, and Quinton Cardiology Systems and Cardiac Science will be merged with newly formed acquisition subsidiaries of Newco. Upon the closing of the transaction, each outstanding share of our common stock will be converted to the right to receive 0.77184895 share of common stock of Newco and each outstanding share of Cardiac Science’s common stock will be converted to the right to receive 0.10 share of common stock of Newco. In connection with the transaction, the holders of Cardiac Science’s outstanding senior debt and related warrants have agreed to cancel those securities in exchange for 2,843,915 shares of Newco common stock and a cash payment in the amount of $20 million, pursuant to a note and warrant conversion agreement between Newco, Cardiac Science and such holders. Based on the exchange ratios and the companies’ outstanding shares at February 28, 2005, Newco will have approximately 22.3 million shares of common stock outstanding after consummation of the transaction, including shares issued in connection with the conversion of Cardiac Science’s senior notes and related warrants pursuant to the note and warrant conversion agreement, of which our stockholders will hold approximately 48.7% and Cardiac Science’s stockholders, together with the holders of its outstanding senior debt and warrants, will hold approximately 51.3%. The common stock of Newco, which will be renamed Cardiac Science Corporation at the time of closing, is expected to trade on the Nasdaq National Market under the symbol “CSCX” subject to the approval of the Nasdaq Stock Market.
     It is anticipated that the transaction will be accounted for as an acquisition of Cardiac Science by Quinton Cardiology Systems under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” We will be the acquiring entity for financial reporting purposes based on our review of the criteria for determining the accounting acquirer as set forth in Statement 141. These criteria include but are not limited to: relative share ownership of the combined entity, composition of and ability to elect the board of directors, and the entity from which senior management positions are filled. A majority of Newco’s proposed board of directors will be comprised of current Quinton Cardiology Systems directors. In addition, Quinton Cardiology Systems executives will fill a majority of Newco’s senior management positions, thereby directing policies, strategic direction, and day-to-day operations.

     Our liquidity may be affected in future periods due to legal, accounting, financial expert and other expenses relating to the our proposed transaction with Cardiac Science, Inc. As of June 30, 2005, $1,357,000 of deferred acquisition related costs were incurred, of which $260,000 were unpaid. In addition, if we terminate the merger agreement with Cardiac Science under specified conditions, we would be liable for approximately $4.0 million in breakup fees. The payment of the breakup fees may adversely affect our liquidity.
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
     If the planned merger with Cardiac Science is not completed, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:
•	we would not realize the benefits we expect from becoming part of a combined company with Cardiac Science, such as the potentially enhanced financial position, enhanced product diversity and sales, marketing and distribution capabilities;

•	activities relating to the merger and related uncertainties may divert our management’s attention from our day-to-day business and other potential acquisition opportunities, cause disruptions among our employees and negatively impact our relationships with customers and business partners, thus detracting from our ability to increase revenue and minimize costs and possibly leading to a loss of revenue and market position that we may not be able to regain if the transaction does not occur;

•	the market price of our common stock could decline following an announcement that the merger has been abandoned, to the extent that the current market price reflects a market assumption that the merger will be completed;

•	we could be required to pay Cardiac Science a $4.0 million termination fee if the merger agreement is terminated under certain specified conditions;

•	we would be required to expense approximately $1.4 million or more in transaction related costs that would otherwise be treated as part of the purchase price;

•	we would remain liable for certain costs related to the transaction, such as legal, accounting, financial advisor and financial printing fees; and

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.
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

Either independently or in connection with our proposed merger with Cardiac Science, we, or our independent registered public accounting firm, may determine that we have material weaknesses in our internal controls over financial reporting. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.
     Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. We dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2004 and will continue to do so for future fiscal periods. Either independently or in connection with our proposed merger with Cardiac Science, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation, or any attestation at all, by our independent auditors. Additionally, management’s assessment of our internal controls over financial reporting may identify deficiencies that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors.
     Should we, or our independent registered public accounting firm, determine in future fiscal periods that we have a material weaknesses in our internal controls over financial reporting, our results of operations or financial condition may be materially adversely affected and the price of our common stock may decline.
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
     The marketplace for diagnostic cardiology systems is characterized by rapid change and technological innovation, requiring suppliers in the market to regularly update product features and incorporate new technologies in order to remain competitive. In developing and enhancing our products, we have made, and will continue to make, assumptions about which features, technology standards and performance criteria will be attractive to, or demanded by, our customers. If we implement features, standards and performance criteria that are different from those required by our customers or if our competitors introduce products and systems that better address these needs, our products may suffer declines in market acceptance or may become obsolete. In that event, our market share and revenues would likely decrease.
If we fail to maintain our relationships with distribution organizations, our sales and operating results may suffer.
     We sell our products to the domestic primary care market and to substantially all international markets principally through third party distribution organizations. While we have well-established relationships with these distribution organizations, the underlying agreements are generally for periods of one year or less. One of these domestic distribution organizations, Physicians Sales and Service, Inc., accounted for 14% and 15% of our revenues in 2003 and 2004, respectively, and 16% of our revenues in the six-months ended June 30, 2005. If these agreements are cancelled or if we are unable to renew them as they expire, our sales and operating results may suffer materially. Our international distribution relationships may be terminated on little or no notice because we do not generally have long-term contracts with these distributors. Consequently, our success in expanding international sales may be limited if our international distributors lack, or are unable to develop, relationships with important target customers in international markets. If our relationships change with any significant distribution organization, or if any of our distribution organizations devote more effort to selling competing products and systems, our sales and operating results may suffer and our growth may be limited.
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
     Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” required that we cease amortization of goodwill and other intangible assets determined to have indefinite lives, and established a method of testing these assets for impairment on an annual or on an interim basis if certain events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value. We evaluate intangible assets determined to have finite lives and other long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors such as a decline in our market value below our book value for an extended period of time. In the case of intangible assets with indefinite lives, we evaluate whether events or circumstances continue to support an indefinite useful life. We evaluate the estimated lives of all intangible assets on an annual basis, including those with indefinite lives, to determine if events and circumstances continue to support an indefinite useful life or the remaining useful life, as applicable, or if a revision in the remaining period of amortization is required. The amount of any such annual or interim impairment charge could be significant, and could have a material adverse effect on our reported financial results for the period in which the charge is taken.
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
     During the twelve months ended June 30, 2005, our common stock traded between a range of $6.80 and $11.15 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:
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
     There has been no change in our internal control over financial reporting during the three-month period ended June 30, 2005 in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 9, 2005